Form 10-Q
period 1998-06-27
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 1998-08-11
CIK 1049537

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 27, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from      to


Commission file number 333-40159






                     GE FINANCIAL ASSURANCE HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)



                 DELAWARE                         54-1829180
         (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)     Identification No.)

               6604 WEST BROAD STREET, RICHMOND, VIRGINIA 23230
                    (Address of principal executive offices)
                                  (Zip Code)



                                (804) 281-6000
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |qc No


At August 7, 1998, 1,000 shares of common stock with a par value of $1,000 were outstanding.


REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS





                                                                               PAGE
                                                                              -----
PART I -  FINANCIAL INFORMATION.
Item 1.   Financial Statements ............................................     1
Item 2.   Management's Discussion and Analysis of Results of Operations ...     5
Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges ............     7
PART II -  OTHER INFORMATION.
Item 6.   Exhibits and Reports on Form 8-K ................................     8
Signatures ................................................................     9
Index to Exhibits .........................................................    10

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES


      CONDENSED, CONSOLIDATED STATEMENT OF CURRENT AND RETAINED EARNINGS


                                  (UNAUDITED)




                                                            FOR THE THREE MONTHS          FOR THE SIX
                                                                    ENDED                 MONTHS ENDED
                                                           -----------------------   ----------------------
                                                            JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                                              1998         1997         1998         1997
(In millions)                                              ----------   ----------   ----------   ---------
REVENUES:
 Net investment income .................................     $  737       $  678       $1,456      $1,352
 Net realized investment gains .........................         21           --           28          28
 Premiums ..............................................        782          532        1,511       1,013
 Policy fees and other income ..........................        121          108          228         212
                                                             ------       ------       ------      ------
   Total revenues ......................................      1,661        1,318        3,223       2,605
                                                             ------       ------       ------      ------

BENEFITS AND EXPENSES:
 Interest credited .....................................        311          322          632         641
 Benefits and other changes in policy reserves .........        805          569        1,548       1,097
 Commissions ...........................................        117          153          247         295
 General expenses ......................................        268          158          457         313
 Amortization of intangibles, net ......................         73           68          142         149
 Change in deferred acquisition costs, net .............       (112)        (113)        (201)       (227)
 Interest expense ......................................         22            3           40           6
                                                             ------       ------       ------      ------
   Total benefits and expenses .........................      1,484        1,160        2,865       2,274
                                                             ------       ------       ------      ------

Earnings before income taxes ...........................        177          158          358         331
Provision for income taxes .............................         64           61          133         128
                                                             ------       ------       ------      ------
NET EARNINGS ...........................................        113           97          225         203
Retained earnings at beginning of period ...............        974          543          862         437
                                                             ------       ------       ------      ------
Retained earnings at end of period .....................     $1,087       $  640       $1,087      $  640
                                                             ======       ======       ======      ======

          See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES


            CONDENSED, CONSOLIDATED STATEMENT OF FINANCIAL POSITION




                                                                   JUNE 27,      DECEMBER 31,
                                                                     1998            1997
                                                                -------------   -------------
(In millions)                                                    (UNAUDITED)
ASSETS
INVESTMENTS:
 Fixed maturities available-for-sale, at fair value .........      $35,976         $34,537
 Mortgage loans, net of valuation allowance .................        2,781           2,667
 Policy loans ...............................................        1,082           1,066
 Short-term investments .....................................          115             286
 Other invested assets ......................................          964             913
                                                                   -------         -------
   TOTAL INVESTMENTS ........................................       40,918          39,469
                                                                   -------         -------
Cash ........................................................           65              44
Accrued investment income ...................................          803             750
Deferred acquisition costs ..................................        1,062             863
Intangible assets ...........................................        3,374           3,354
Reinsurance recoverable .....................................        1,667           1,725
Other assets ................................................        1,341             781
Separate account assets .....................................        4,918           4,106
                                                                   -------         -------
   TOTAL ASSETS .............................................      $54,148         $51,092
                                                                   =======         =======

LIABILITIES AND SHAREHOLDER'S INTEREST
LIABILITIES:
 Future annuity and contract benefits .......................      $34,941         $34,258
 Unearned premiums ..........................................        1,087           1,121
 Liability for policy and contract claims ...................        1,535           1,521
 Other policyholder liabilities .............................          534             480
 Accounts payable and accrued expenses ......................        1,609           1,264
 Deferred income tax liability ..............................          114              44
 Short-term borrowings ......................................        1,831           1,162
 Separate account liabilities ...............................        4,918           4,106
 Long-term debt .............................................          175             175
                                                                   -------         -------
   TOTAL LIABILITIES ........................................       46,744          44,131
                                                                   -------         -------
Minority interest ...........................................          118               3
SHAREHOLDER'S INTEREST:
 Net unrealized investment gains ............................          826             661
 Foreign currency translation adjustments ...................          (62)             --
                                                                   -------         -------
 Accumulated non-owner changes in equity ....................          764             661
 Common stock ...............................................           --              --
 Additional paid-in capital .................................        5,435           5,435
 Retained earnings ..........................................        1,087             862
                                                                   -------         -------
   TOTAL SHAREHOLDER'S INTEREST .............................        7,286           6,958
                                                                   -------         -------
   TOTAL LIABILITIES AND SHAREHOLDER'S INTEREST .............      $54,148         $51,092
                                                                   =======         =======

          See Notes to Condensed, Consolidated Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS


                                  (UNAUDITED)




                                                                                                 SIX MONTHS ENDED
                                                                                             ------------------------
                                                                                              JUNE 27,      JUNE 28,
                                                                                                1998          1997
(In millions)                                                                                ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings ............................................................................    $    225     $    203
 Adjustments to reconcile net earnings to net cash provided from operating activities:
   Increase in future policy benefits ....................................................       1,200        1,064
   Other - net ...........................................................................        (162)        (291)
                                                                                              --------     --------
   Net cash provided from operating activities ...........................................       1,263          976
                                                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities and sales of investment securities and other invested assets ...       3,530        2,340
 Principal collected on mortgage and policy loans ........................................         226          151
 Purchases of investment securities and other invested assets ............................      (4,737)      (2,939)
 Mortgage and policy loan originations ...................................................        (359)        (223)
 Purchase of GE Edison Life Insurance Company, net of cash acquired ......................        (560)          --
                                                                                              --------     --------
   Net cash used for investing activities ................................................      (1,900)        (671)
                                                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issue of investment contracts .............................................       1,595        1,792
 Redemption and benefit payments on investment contracts .................................      (2,302)      (2,179)
 Net commercial paper borrowings (maturities of 90 days or less) .........................         570           --
 Proceeds from minority interest holder ..................................................         556           --
 Proceeds from short-term borrowings .....................................................       2,238          596
 Payments on short-term borrowings .......................................................      (2,139)        (575)
                                                                                              --------     --------
   Net cash (used for) provided by financing activities ..................................         518         (366)
                                                                                              --------     --------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................................         (31)          --
 DECREASE IN CASH AND EQUIVALENTS ........................................................        (150)         (61)
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD .............................................         330          285
                                                                                              --------     --------
 CASH AND EQUIVALENTS AT END OF PERIOD ...................................................    $    180     $    224
                                                                                              ========     ========

          See Notes to Condensed, Consolidated Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS


                                  (UNAUDITED)

1. The accompanying condensed, consolidated quarterly financial statements represent GE Financial Assurance Holdings, Inc. and its consolidated subsidiaries (collectively the "Company"). All significant intercompany transactions have been eliminated. Certain prior period data have been reclassified to conform to the current period presentation.

2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to fairly present the Company's results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This Statement requires reporting of changes in shareholder's interest that do not result directly from transactions with shareholders. An analysis of these changes follows:



                                                                         SIX MONTHS ENDED
                                                                 --------------------------------
                                                                  JUNE 27, 1998     JUNE 28, 1997
(in millions)                                                    ---------------   --------------
      Net earnings ...........................................        $ 225             $203
      Unrealized gains on investments securities-net .........          165              169
      Foreign currency translation adjustments ...............          (62)              --
                                                                      -----             ----
        Total ................................................        $ 328             $372
                                                                      =====             ====


                                                                        THREE MONTHS ENDED
                                                                 --------------------------------
                                                                  JUNE 27, 1998     JUNE 28, 1997
(in millions)                                                    ---------------   --------------
      Net earnings ...........................................        $ 113             $ 97
      Unrealized gains on investments securities-net .........          174              479
      Foreign currency translation adjustments ...............          (62)              --
                                                                      -----             ----
        Total ................................................        $ 225             $576
                                                                      =====             ====

4. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Corporation will not adopt the Statement until required to do so on January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.


OVERVIEW

Net earnings for the first six months of 1998 were $225 million, a $22 million (10.8%) increase over the first six months of 1997. This increase was driven largely by the November, 1997 acquisition of Colonial Penn Insurance Company ("Colonial Penn") and growth in sales of certain existing products.

OPERATING RESULTS

     NET INVESTMENT INCOME increased $104 million or 7.7% to $1,456 million for the first six months of 1998 from $1,352 million for the first six months of 1997. The increase was primarily attributable to higher levels of average invested assets ($38.8 billion in first six months of 1998 vs. $36.3 billion in first six months of 1997) due to the Colonial Penn acquisition, growth in core invested assets and new investments relating to the Company's operations in Japan commencing in April 1998 and, to a lesser extent, the impact of increased in weighted average yields to 7.7% for the first six months of 1998 from 7.6% for the first six months of 1997.

     PREMIUMS for the first six months of 1998 were $1,511 million, 49.2% or $498 million higher than for the first six months of 1997. The increase is a result of acquisitions ($311 million), including Colonial Penn, and initial operations of GE Edison Life Insurance Company ("GE Edison") commencing in April 1998; and growth in the Company's life and structured settlement businesses.

     OTHER INCOME increased $16 million to $256 million in the first six months of 1998 from $240 million in the first six months of 1997. Other income is principally comprised of surrender fees, insurance charges made against universal life contracts and other specified transaction fees assessed to policyholders, commission income, and net realized investment gains or losses. The increase in the first six months of 1998 was primarily due to an increase in service contract fees charged on certain company products.

     INTEREST CREDITED decreased $9 million, or 1.4% to $632 million in the first six months of 1998 from $641 million in the first six months of 1997. This decrease was driven by the reduction of the Company's base crediting rates due to changes in market conditions and other factors, net of the effects of the continued issuance of certain products with bonus crediting rates. The Company monitors market conditions closely and resets interest crediting rates as allowed by the terms of the underlying contracts.

     BENEFITS AND OTHER CHANGES IN POLICY RESERVES includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty products. These amounts increased $451 million, or 41.1%, to $1,548 million in the first six months of 1998 from $1,097 million in the first six months of 1997. This increase was a result of acquisitions ($244 million), including Colonial Penn, initial operations of GE Edison, as well as increased benefit payments and other changes in policy reserves on existing life insurance policies, annuity contracts and accident and health insurance policies.

     COMMISSIONS of $247 million for the first six months of 1998 decreased $48 million, or 16.3%, from $295 million in the first six months of 1997 primarily due to the acquisition of LTC, Inc. in November 1997 (previously an independent entity providing certain services to the Company for which commissions were paid) and lower production on certain of the Company's existing products. Commissions related to LTC, Inc. approximated $15 million for the first six months of 1997.

     GENERAL EXPENSES were $457 million for the first six months of 1998, an increase of $144 million or a 46.0% over the first six months of 1997 expense of $313 million. The increase was primarily a result of acquisitions ($121 million), including Colonial Penn and LTC, Inc., and expenses related to the Company's GE Edison operations; and growth in sales of certain existing products.

     AMORTIZATION OF INTANGIBLES, NET decreased $7 million, or 4.7%, to $142 million for the first six months of 1998 from $149 million for the first six months of 1997. The Company's significant intangible assets consist of two components which both result from acquisition activities - the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. A $16 million increase in the amortization of goodwill during the first six months of 1998 partially offset a reduction in the amortization of PVFP of $20 million.

     CHANGE IN DEFERRED ACQUISITION COSTS, NET decreased $26 million, or 11.5%, to $201 million for the first six months of 1998 from $227 million for the first six months of 1997. Acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as first year commissions in excess of renewal commissions, direct advertising and printing costs, and certain support costs such as underwriting and policy issue expenses. For accounting purposes, these costs are deferred and recognized in relation to either the premiums or gross profits from the underlying contracts. Negative amounts represent the excess of commission and acquisition costs deferred, offset by amortization of costs previously deferred on the balance sheet. The reduction in deferred acquisition costs, net was related to an increase in amortization of previously capitalized acquisition costs partially offset by an increase in deferral of capitalization costs.

     INTEREST EXPENSE increased $34 million to $40 million for the first six months of 1998 from $6 million for the first six months of 1997. This increase was related to interest costs incurred on borrowings in connection with the November, 1997 acquisition of Colonial Penn and the commencement of GE Edison operations in April 1998.


FINANCIAL CONDITION

     TOTAL ASSETS increased $3,056 million, or 6.0%, at June 27, 1998 from December 31, 1997. Total investments increased $1,449 million, or 3.7%, at June 27, 1998 from December 31, 1997. This increase was primarily driven by invested operating cash flows of $1,340 million, excluding acquisitions. Other assets increased $560 million, or 71.7%, at June 27, 1998 from December 31, 1997 primarily due to assets acquired during the initiation of the Company's GE Edison operations. Assets invested in separate accounts increased by $812 million, or 19.8%, at June 27, 1998 from December 31, 1997 primarily due to continued sales of variable annuity products.

     TOTAL LIABILITIES increased $2,613 million, or 5.9%, at June 27, 1998 from December 31, 1997. Future annuity and contract benefits increased $683 million, or 2.0%, at June 27, 1998 from December 31, 1997. This increase resulted primarily from the initiation of operations at GE Edison and growth in existing insurance and investment products. Liabilities under the separate accounts increased $812 million due to continued sales of variable annuity products. Borrowings (including short-term borrowings and long-term debt) increased $669 million primarily as a result of $569 million in borrowings related to the Company's investment in GE Edison. Accounts payable and accrued expenses increased $345 million due primarily to liabilities associated with the operations of GE Edison and timing of net payments and receipts related to unsettled investment portfolio trades as well as normal business activity.

     MINORITY INTEREST increased $115 million at June 27, 1998 from December 31, 1997 as a result of the establishment of minority interest relating to GE Edison.

                                                                     EXHIBIT 12

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES


               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                        SIX MONTHS ENDED JUNE 27, 1998


                                  (UNAUDITED)


                                                                                              RATIO OF EARNINGS
                                                                                              TO FIXED CHARGES
(Dollar amounts in millions)                                                                 ------------------
Net earnings .............................................................................         $ 225
Provision for income taxes ...............................................................           133
Minority interest ........................................................................            --
                                                                                                   -----
Earnings before provision for income taxes and minority interest .........................           358
                                                                                                   -----
Fixed charges:
 Interest ................................................................................            40
 One-third of rentals ....................................................................             8
                                                                                                   -----
Total fixed charges ......................................................................            48
                                                                                                   -----
Less interest capitalized, net of amortization ...........................................            --
                                                                                                   -----
Earnings before provision for income taxes and minority interest, plus fixed charges .....         $ 406
                                                                                                   =====
Ratio of earnings to fixed charges .......................................................           8.5
                                                                                                   ======

For purposes of computing the ratios, fixed charges consist of interest on all indebtedness and one-third of rentals, which management believes is a reasonable approximation of the interest factor of such rentals.

                         PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   A. EXHIBITS.

      Exhibit 12.  Computation of ratio of earnings to fixed charges.

      Exhibit 27.  Financial Data Schedule (filed electronically only).


   B. REPORTS ON FORM 8-K.

      None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     GE FINANCIAL ASSURANCE HOLDINGS, INC.
                                 (Registrant)


Date: August 10, 1998                   By: /s/  THOMAS W. CASEY
                                     ------------------------------------

                                THOMAS W. CASEY,

               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                         (PRINCIPAL FINANCIAL OFFICER)

Date: August 10, 1998                   By: /s/   STEPHEN N. DEVOS
                                      -------------------------------------

                               STEPHEN N. DEVOS,

                         VICE PRESIDENT AND CONTROLLER
                        (PRINCIPAL ACCOUNTING OFFICER)

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS



 EXHIBIT NO.                                                            PAGE
-------------                                                          -----
      12        Computation of Ratio of Earnings to Fixed Charges        7
      27        Financial Data Schedule (filed electronically only)