Form 10-Q
period 1998-09-26
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 1998-11-10
CIK 1049537

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 26, 1998

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At November 6, 1998, 1,000 shares of common stock with a par value of $1,000 were outstanding.


REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                                                                                  PAGE
                                                                                 -----
PART I -    FINANCIAL INFORMATION.
Item 1.      Financial Statements ............................................     1
Item 2.      Management's Discussion and Analysis of Results of Operations ...     5
PART II -   OTHER INFORMATION.
Item 6.       Exhibits and Reports on Form 8-K ...............................     8
Signatures ...................................................................     9
Index to Exhibits ............................................................    10
Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges ...............    11


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES


      CONDENSED, CONSOLIDATED STATEMENT OF CURRENT AND RETAINED EARNINGS


                                  (UNAUDITED)




                                                              FOR THE THREE                   FOR THE NINE
                                                              MONTHS ENDED                    MONTHS ENDED
                                                     ------------------------------- ------------------------------
                                                      SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,
                                                           1998            1997            1998           1997
(In millions)                                        --------------- --------------- --------------- --------------
REVENUES:
 Net investment income .............................     $  710          $ 695           $2,166          $2,047
 Net realized investment gains (losses) ............         44             (1)              72              27
 Premiums ..........................................        806            579            2,317           1,592
 Policy fees and other income ......................        119            102              347             314
                                                         ------          -------         ------          ------
   Total revenues ..................................      1,679          1,375            4,902           3,980
                                                         ------          -------         ------          ------

BENEFITS AND EXPENSES:
 Interest credited .................................        319            318              951             959
 Benefits and other changes in policy reserves .....        815            643            2,363           1,740
 Commissions .......................................        125            134              372             429
 General expenses ..................................        234            161              691             474
 Amortization of intangibles, net ..................         76             58              218             207
 Change in deferred acquisition costs, net .........       (122)          (113)            (323)           (340)
 Interest expense ..................................         28              3               68               9
                                                         ------          -------         ------          ------
   Total benefits and expenses .....................      1,475          1,204            4,340           3,478
                                                         ------          -------         ------          ------

Earnings before income taxes .......................        204            171              562             502
Provision for income taxes .........................         76             66              209             194
                                                         ------          -------         ------          ------
NET EARNINGS .......................................        128            105              353             308
Retained earnings at beginning of period ...........      1,087            640              862             437
                                                         ------          -------         ------          ------
Retained earnings at end of period .................     $1,215          $ 745           $1,215          $  745
                                                         ======          =======         ======          ======

          See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES


            CONDENSED, CONSOLIDATED STATEMENT OF FINANCIAL POSITION




                                                                 SEPTEMBER 26,     DECEMBER 31,
                                                                      1998             1997
                                                                ---------------   -------------
(In millions)                                                     (UNAUDITED)
ASSETS
INVESTMENTS:
 Fixed maturities available-for-sale, at fair value .........       $36,717          $34,537
 Mortgage loans, net of valuation allowance .................         2,815            2,667
 Policy loans ...............................................         1,143            1,066
 Short-term investments .....................................           221              286
 Other invested assets ......................................           995              913
                                                                    -------          -------
   TOTAL INVESTMENTS ........................................        41,891           39,469
                                                                    -------          -------
Cash ........................................................            68               44
Accrued investment income ...................................           786              750
Deferred acquisition costs ..................................         1,160              863
Intangible assets ...........................................         3,270            3,354
Reinsurance recoverable .....................................         1,670            1,725
Other assets ................................................         1,370              781
Separate account assets .....................................         4,655            4,106
                                                                    -------          -------
   TOTAL ASSETS .............................................       $54,870          $51,092
                                                                    =======          =======

LIABILITIES AND SHAREHOLDER'S INTEREST
LIABILITIES:
 Future annuity and contract benefits .......................       $35,307          $34,258
 Unearned premiums ..........................................           979            1,121
 Liability for policy and contract claims ...................         1,550            1,521
 Other policyholder liabilities .............................           629              480
 Accounts payable and accrued expenses ......................         1,933            1,264
 Deferred income tax liability ..............................           203               44
 Short-term borrowings ......................................         1,603            1,162
 Separate account liabilities ...............................         4,655            4,106
 Long-term debt .............................................           223              175
                                                                    -------          -------
   TOTAL LIABILITIES ........................................        47,082           44,131
                                                                    -------          -------
Minority interest ...........................................           126                3
SHAREHOLDER'S INTEREST:
 Net unrealized investment gains ............................         1,027              661
 Foreign currency translation adjustments ...................           (15)              --
                                                                    -------          -------
 Accumulated non-owner changes in equity ....................         1,012              661
 Common stock ...............................................            --               --
 Additional paid-in capital .................................         5,435            5,435
 Retained earnings ..........................................         1,215              862
                                                                    -------          -------
   TOTAL SHAREHOLDER'S INTEREST .............................         7,662            6,958
                                                                    -------          -------
   TOTAL LIABILITIES AND SHAREHOLDER'S INTEREST .............       $54,870          $51,092
                                                                    =======          =======

          See Notes to Condensed, Consolidated Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS


                                  (UNAUDITED)




                                                                                                    NINE MONTHS ENDED
                                                                                             --------------------------------
                                                                                              SEPTEMBER 26,     SEPTEMBER 27,
                                                                                                   1998             1997
(In millions)                                                                                ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings ............................................................................      $    353          $    308
 Adjustments to reconcile net earnings to net cash provided from operating activities:
   Increase in future policy benefits ....................................................         1,811             1,623
   Other - net ...........................................................................           (24)             (725)
                                                                                                --------          --------
   Net cash provided from operating activities ...........................................         2,140             1,206
                                                                                                --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturities and sales of investment securities and other invested assets ...         4,871             3,469
 Principal collected on mortgage and policy loans ........................................           374               218
 Purchases of investment securities and other invested assets ............................        (6,338)           (4,215)
 Mortgage and policy loan originations ...................................................          (602)             (446)
 Purchase of GE Edison Life Insurance Company, net of cash acquired ......................          (566)               --
                                                                                                --------          --------
   Net cash used for investing activities ................................................        (2,261)             (974)
                                                                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issue of investment contracts .............................................         2,567             2,657
 Redemption and benefit payments on investment contracts .................................        (3,509)           (3,158)
 Net commercial paper borrowings (maturities of 90 days or less) .........................           567                --
 Proceeds from minority interest holder ..................................................           556                --
 Proceeds from long-term debt ............................................................            48                --
 Proceeds from short-term borrowings .....................................................         2,828             1,428
 Payments on short-term borrowings .......................................................        (2,954)           (1,305)
                                                                                                --------          --------
   Net cash (used for) provided by financing activities ..................................           103              (378)
                                                                                                --------          --------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................................           (23)               --
 DECREASE IN CASH AND EQUIVALENTS ........................................................           (41)             (146)
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD .............................................           330               285
                                                                                                --------          --------
 CASH AND EQUIVALENTS AT END OF PERIOD ...................................................      $    289          $    139
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

3. Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, was adopted as of January 1, 1998. This Statement requires reporting of changes in shareholder's interest that do not result directly from transactions with shareholders. An analysis of these changes follows:



                                                                NINE MONTHS ENDED
                                                     ----------------------------------------
                                                      SEPTEMBER 26, 1998   SEPTEMBER 27, 1997
(in millions)                                        -------------------- -------------------
     Net earnings ..................................        $ 353                 $308
     Unrealized gains on investments securities-net           366                  588
     Foreign currency translation adjustments ......          (15)                  --
                                                            -----                 ----
       Total .......................................        $ 704                 $896
                                                            =====                 ====


                                                                THREE MONTHS ENDED
                                                     ----------------------------------------
                                                      SEPTEMBER 26, 1998   SEPTEMBER 27, 1997
(in millions)                                        -------------------- -------------------
     Net earnings ..................................         $128                 $105
     Unrealized gains on investments securities-net           201                  419
     Foreign currency translation adjustments ......           47                   --
                                                             ----                 ----
       Total .......................................         $376                 $524
                                                             ====                 ====

4. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Company will not adopt the Statement until required to do so on January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.


OVERVIEW

Net earnings for the first nine months of 1998 were $353 million, a $45 million (14.6%) increase over the first nine months of 1997. This increase was driven largely by the November, 1997 acquisition of Colonial Penn Insurance Company ("Colonial Penn") and growth in sales of certain existing products.

OPERATING RESULTS

     NET INVESTMENT INCOME increased $119 million or 5.8% to $2,166 million for the first nine months of 1998 from $2,047 million for the first nine months of 1997. The increase was primarily attributable to higher levels of average invested assets ($39.1 billion in first nine months of 1998 vs. $36.5 billion in first nine months of 1997) due to the Colonial Penn acquisition, growth in core invested assets and new investments relating to the Company's operations in Japan commencing in April 1998.

     NET REALIZED INVESTMENT GAINS increased $45 million to $72 million for the first nine months of 1998 from $27 million for the first nine months of 1997. The increase was primarily attributable to the Company's asset/liability risk management policies and varies with market and economic conditions.

     PREMIUMS for the first nine months of 1998 were $2,317 million, $725 million or 45.5% higher than for the first nine months of 1997. The increase is a result of acquisitions ($507 million), including Colonial Penn and initial operations of GE Edison Life Insurance Company ("GE Edison") commencing in April 1998; as well as growth in certain of the Company's life, accident and health and structured settlement products.

     POLICY FEES AND OTHER INCOME increased $33 million to $347 million in the first nine months of 1998 from $314 million in the first nine months of 1997. Policy fees and other income is principally comprised of surrender fees, insurance charges made against universal life contracts, other specified transaction fees assessed to policyholders, and commission income. The increase in the first nine months of 1998 was primarily due to an increase in transaction fees charged on certain products.

     INTEREST CREDITED decreased $8 million, or 0.8% to $951 million in the first nine months of 1998 from $959 million in the first nine months of 1997. This decrease was driven by the reduction of the Company's crediting rates due to changes in market conditions and other factors. The Company monitors market conditions closely and resets interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts.

     BENEFITS AND OTHER CHANGES IN POLICY RESERVES includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty products. These amounts increased $623 million, or 35.8%, to $2,363 million in the first nine months of 1998 from $1,740 million in the first nine months of 1997. This increase was a result of acquisitions ($415 million), including Colonial Penn and initial operations of GE Edison, as well as increased benefit payments and other changes in policy reserves on existing life insurance policies, annuity contracts and accident and health insurance policies.

     COMMISSIONS of $372 million for the first nine months of 1998 decreased $57 million, or 13.3%, from $429 million in the first nine months of 1997 primarily due to the acquisition of LTC, Inc. in November 1997 (previously an independent entity providing certain services to the Company for which commissions were paid) and lower production associated with certain of the Company's existing products. Commissions related to LTC, Inc. approximated $23 million for the first nine months of 1997. Commissions expense in relation to premiums revenue decreased primarily due to the acquisition of Colonial Penn, a direct marketer of personal lines of automobile insurance.

     GENERAL EXPENSES were $691 million for the first nine months of 1998, an increase of $217 million or a 45.8% over the first nine months of 1997 expense of $474 million. The increase was primarily a result of acquisitions ($195 million), including Colonial Penn and LTC, Inc.; expenses related to the Company's GE Edison operations; and growth in sales of certain existing products.

     AMORTIZATION OF INTANGIBLES, NET increased $11 million, or 5.3%, to $218 million for the first nine months of 1998 from $207 million for the first nine months of 1997. The Company's significant intangible assets consist of two components which both result from acquisition activities - the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. A $19 million increase in the amortization of goodwill during the first nine months of 1998 partially offset a reduction in the amortization of PVFP of $8 million.

     CHANGE IN DEFERRED ACQUISITION COSTS, NET decreased $17 million, or 5.0%, to $323 million for the first nine months of 1998 from $340 million for the first nine months of 1997. The decrease was due to lower deferrable acquisition costs in 1998, primarily commissions, due to the acquisition of LTC, Inc. in November 1997 (previously an independent entity providing certain services to the Company for which commissions were paid) and lower production associated with certain of the Company's existing products.

     INTEREST EXPENSE increased $59 million to $68 million for the first nine months of 1998 from $9 million for the first nine months of 1997. This increase was related to interest costs incurred on borrowings in connection with the November, 1997 acquisition of Colonial Penn and the commencement of GE Edison operations in April 1998.


FINANCIAL CONDITION

     TOTAL ASSETS increased $3,778 million, or 7.4%, at September 26, 1998 from December 31, 1997. Total investments increased $2,422 million, or 6.1%, at September 26, 1998 from December 31, 1997. This increase was primarily driven by invested operating cash flows of $1,695 million, excluding acquisitions and an increase in net unrealized investment gains of $366 million. Other assets increased $589 million, or 75.4%, at September 26, 1998 from December 31, 1997 primarily due to assets acquired during the initiation of GE Edison operations. Assets invested in separate accounts increased by $549 million, or 13.4%, at September 26, 1998 from December 31, 1997 primarily due to continued sales of variable annuity products.

     TOTAL LIABILITIES increased $2,951 million, or 6.7%, at September 26, 1998 from December 31, 1997. Future annuity and contract benefits increased $1,049 million, or 3.1%, at September 26, 1998 from December 31, 1997. This increase resulted primarily from the initiation of operations at GE Edison and growth in existing insurance and investment products. Liabilities under the separate accounts increased $549 million primarily due to continued sales of variable annuity products. Borrowings (including short-term borrowings and long-term debt) increased $489 million primarily as a result of $569 million in borrowings related to the Company's investment in GE Edison. Accounts payable and accrued expenses increased $669 million due primarily to liabilities associated with the operations of GE Edison and timing of net payments and receipts related to unsettled investment portfolio trades as well as normal business activity.

     MINORITY INTEREST increased $123 million at September 26, 1998 from December 31, 1997 as a result of the establishment of minority interest relating to GE Edison.


OTHER MATTERS

YEAR 2000

     The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Company has undertaken efforts to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact its customers. Each of the Company's businesses has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying the Six Sigma quality program in four phases: (1) DEFINE/MEASURE -- identify and inventory possible sources of Year 2000 issues;
(2) ANALYZE -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) IMPROVE -- execute project plans and perform a majority of the testing; and (4) CONTROL -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored continuously at each business and company-wide reviews with senior management are conducted quarterly. Management plans to have completed the first three phases of the program for a majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

     The scope of the Company's Year 2000 effort encompasses many applications and computer programs; products and services; facilities and facilities-related equipment; and suppliers and, customers. Business operations of the Company are also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Company. The likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of the Company's businesses, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     Total Year 2000 remediation expenditures are expected to be approximately $45 million, of which two-thirds is expected to be spent by the end of 1998. Most of these cost are not likely to be incremental cost, but rather will represent the redeployment of existing resources.

     The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

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


                     GE FINANCIAL ASSURANCE HOLDINGS, INC.
                                 (Registrant)


Date: November 9, 1998                  By: /s/  THOMAS W. CASEY
                                           ------------------------------------
                                                 THOMAS W. CASEY,
                                                 SENIOR VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER)


Date: November 9, 1998                  By: /s/   STEPHEN N. DEVOS
                                          -------------------------------------
                                                  STEPHEN N. DEVOS,
                                                  VICE PRESIDENT AND CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

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