Form 10-K405
period 1998-12-31
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 1999-03-31
CIK 1049537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-K
                           --------------------------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                                ----------------
                         COMMISSION FILE NUMBER 0-23375
                                ----------------

                      GE FINANCIAL ASSURANCE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                               54-1829180
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

       6604 WEST BROAD STREET
         RICHMOND, VIRGINIA                   23230            (804) 281-6000
(Address of principal executive offices)   (Zip Code)   (Registrant's telephone
                                                                 number,
                                                           including area code)
                                ----------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(B) OF THE ACT:

                                      NONE.

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 29, 1999, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1.00 were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 29, 1999. None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I

    Item 1. Business ..................................................................    1
    Item 2. Properties ................................................................   25
    Item 3. Legal Proceedings .........................................................   25
    Item 4. Submission of Matters to a Vote of Security Holders .......................   25

PART II

    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters .   26
    Item 6. Selected Financial Data ...................................................   26
    Item 7. Management's Discussion and Analysis of Results of Operations .............   27
    Item 7A.Quantitative and Qualitative Disclosures about Market Risk ................   41
    Item 8. Financial Statements and Supplementary Data ...............................   44
    Item 9. Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ...................................................   85

PART III

    Item 10.Directors and Executive Officers of the Registrant ........................   85
    Item 11.Executive Compensation ....................................................   85
    Item 12.Security Ownership of Certain Beneficial Owners and Management ............   85
    Item 13.Certain Relationships and Related Transactions ............................   85

PART IV

    Item 15.Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........   87

PART I

ITEM 1.  BUSINESS.

        GE Financial Assurance Holdings, Inc. ("GE Financial Assurance," together with its subsidiaries, the "Company"), through its direct and indirect subsidiaries, is principally engaged in the life insurance, annuity and property and casualty insurance business primarily in North America and Asia. All the outstanding common stock of GE Financial Assurance is owned by General Electric Capital Corporation ("GE Capital"), a wholly owned subsidiary of General Electric Capital Services, Inc. The Company's principal executive offices are located at 6604 West Broad Street, Richmond, Virginia 23230 (telephone (804) 281-6000).

OWNERSHIP OF THE COMPANY

        GE Capital operates in four financing industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of middle-market leasing and lending, equipment management sales and services, specialized financing and consumer savings and insurance services. GE Capital's specialty insurance activities include providing financial guaranty insurance, principally on municipal bonds and structured finance issues, private mortgage insurance and creditor insurance covering international customer loan repayments. The long-term debt obligations of GE Capital are rated "AAA" by Standard & Poor's Corporation ("S&P") and "Aaa" by Moody's Investors Services, Inc. ("Moody's").

GENERAL DESCRIPTION OF BUSINESS

        GE Financial Assurance is a holding company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products primarily in North America and Asia. The Company effectively began operations in April 1993 with the acquisition of GNA Corporation and its principal operating company, Great Northern Insured Annuity Corporation. The Company has continued to broaden its operations through a series of acquisitions consummated since 1993. See "The Company -- Significant Acquisitions." The Company's product offerings are divided along two major segments of consumer needs: (i) Wealth Accumulation and Transfer and (ii) Wealth and Lifestyle Protection.

        The Company's principal product lines under the Wealth Accumulation and Transfer segment are (i) annuities (deferred and immediate; either fixed or variable), (ii) life insurance (universal, term, ordinary and group), (iii) guaranteed investment contracts ("GICs") including funding agreements and (iv) mutual funds. Wealth Accumulation and Transfer products are used by customers as vehicles for accumulating wealth, often on a tax-deferred basis, transferring wealth to beneficiaries, or providing a means to replace the insured's income in the event of premature death. The Company's distribution of Wealth Accumulation and Transfer products is accomplished through three distribution methods: (i) intermediaries, (ii) career or dedicated sales forces, and (iii) marketing through businesses and affinity groups.

        The Company's principal product lines under the Wealth and Lifestyle Protection segment are (i) long-term care insurance, (ii) supplemental accident and health insurance, (iii) personal lines of automobile insurance and (iv) credit insurance (life and accident and health). Wealth and Lifestyle Protection products are used by customers as vehicles to protect their income and assets from the adverse economic impacts of automobile accidents and related liabilities or significant health care costs or other unanticipated events that cause temporary or permanent loss of earnings capabilities (including the ability to repay certain indebtedness). The Company's distribution of Wealth and Lifestyle Protection products is accomplished through four distribution methods:
(i) intermediaries, (ii) career or dedicated sales forces, (iii) marketing through businesses and affinity groups and (iv) direct marketing.

RECENT TRANSACTIONS

        On December 31, 1998, the Company reached an agreement to acquire Professional Insurance Company from Pacific Life and Accident Insurance Company, during 1999, for $48 million. Professional Insurance Company is a work-site insurance provider based in Raleigh, N.C. The Company believes that the acquisition of Professional Insurance Company will be a strategic fit into its work-site distribution network.

        On January 1, 1999, Great Northern Insured Annuity Corporation (previously a wholly owned subsidiary of General Electric Capital Assurance Company) merged into General Electric Capital Assurance Company and The Harvest Life Insurance Company (previously a subsidiary of Federal Home Life Insurance Company) merged into The Life Insurance Company of Virginia. Also, PHF Life Insurance Company (previously a subsidiary of Federal Home Life Insurance Company) merged into Union Fidelity Life Insurance Company. Simultaneously with the aforementioned mergers, The Life Insurance Company of Virginia was renamed GE Life and Annuity Assurance Company. The mergers and name change were approved by all applicable state insurance regulatory departments.

        On March 30, 1998, the Company and Toho Mutual Life Insurance Company ("Toho"), a Japanese insurer jointly capitalized a new insurance company ("GE Edison Life Insurance Company") that sells life health and annuity products in the Japanese market. In connection with this agreement, the Company paid Toho $547 million to acquire the operating infrastructure and $13 million to purchase certain tangible assets of Toho. GE Edison Life Insurance Company will originate and underwrite all of the new business activity. Existing Toho business remains with Toho with the exception of certain term life insurance business ceded to GE Edison Life Insurance Company as described below. The Company's investment in GE Edison Life Insurance Company includes 90% of the entity's voting interest. Additionally, the Company paid Toho a ceding commission of $400 million in exchange for Toho transferring 50% of certain term life insurance reserves and certain other liquid assets approximating $391 million. GE Edison Life Insurance Company also entered into an agreement with Toho, which contains certain modified coinsurance arrangements. These blocks of existing term life insurance provided an initial operations base for GE Edison Life Insurance Company. The Company believes that the formation of GE Edison Life Insurance Company provided a significant opportunity to participate in the large Japanese insurance market and to expand its global marketing capability and presence.

STRATEGY

        The Company believes that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to medical advances, the reduction in government- and employer-sponsored benefit programs and the increased need for estate planning for the most affluent group of retirees in history, have and will continue to increase the demand for innovative products and services to solve individual financial challenges. The Company's strategy is designed to take advantage of these trends by offering a broad array of products and services through the Company's four major channels of distribution. See "Marketing and Distribution."

        The Company's approach to this opportunity is to accumulate a number of businesses with unique product and distribution capabilities designed to deliver innovative products and services associated with accumulating, transferring and protecting the consumer's wealth and lifestyle. Most of the Company's products are targeted at middle to upper income consumers and individuals employed by small to mid-sized companies. To date, the Company has operated primarily in North America and Asia.

        The Company's strategy is to be a consumer financial solutions provider through (i) growth, (ii) identification and development of financial solutions and (iii) competitive cost leadership. These elements are further supported by a strong foundation of operating fundamentals. The Company's strategy consists of the following four elements:

        o GROWTH. This element concentrates on the Company's marketplace focus, acceleration of internal growth, building distribution capabilities, and rapidly expanding its international presence.

           The Company's business units focus on key customer groups and distribution channels which are well positioned to maximize marketplace penetration. The Company believes that its customers are becoming increasingly sophisticated in assessing their needs for savings, insurance and retirement. The Company's products and services are designed to meet needs based on input from customers and the distributors who service them. To enable the Company to obtain this input, it endeavors to create and maintain direct contact with its key customer groups, as well as the distributors who service them.

           The Company's distribution strategy is focused on penetrating its targeted consumers through four types of distribution methods: (i) intermediaries, (ii) career or dedicated sales forces, (iii) marketing through businesses and affinity groups and (iv) direct marketing. In each distribution type, internal growth will be driven by the effective cross-marketing of selected products, and enhancing the presence, effectiveness, and loyalty of the distributors. See -- "Marketing and Distribution."

           GE Financial Assurance has acquired a number of companies which offer a broad array of products and services designed to address the wealth accumulation and transfer and wealth and lifestyle protection needs of consumers. While the Company's primary focus will be on increasing its sales of existing products by enhancing its marketing and sales, product development and service capabilities, the Company will continue to consider opportunities to enter new markets. Entry into these new markets will be accomplished through (1) development of new products for sale through existing channels, (2) development of new products to serve new channels, (3) creation of new distribution segments within established channels and (4) acquisition of entities with an established presence in existing markets or distribution channels.

           The Company recognizes that demographic trends similar to those existing in the United States are also emerging in other developed countries. Additionally, other markets are in the process of developing financial services capabilities currently available in the United States. The Company continually monitors these developments and considers opportunities to participate in these markets. GE Financial Assurance believes that industrialization and expansion of the middle class in Asia and Latin America and the consolidation of the financial services industry in Europe will create opportunities for international expansion in the future.

       o Provider of Financial Solutions. The Company continuously reviews its products and services as well as the consumer marketplace in order to identify consumer needs and develop products and services focused on meeting those needs. These include new products, packaged solutions and services designed to address the wealth accumulation and transfer and wealth and lifestyle protection needs of consumers.

       o LEADERSHIP IN COST COMPETITIVENESS. The Company recognizes that consolidation in the financial services industry will create fewer, but larger competitors. Effective competition will be dependent upon, among other things, the Company's ability to reduce its expenses through the elimination of duplicate functions and the use of enhanced technology. The Company's continued commitment to bring together its recent acquisitions into an integrated platform with common information systems is designed to create a competitive advantage in the marketplace. While the Company believes that the diversity of its distribution channels is a competitive advantage, it recognizes the need to coordinate its efforts to provide a unified face to its customers and distributors. The Company has worked, and will continue to work, to promptly integrate its recent acquisitions, many of which have enhanced existing distribution channels or added new ones. The Company is committed to service excellence through the implementation of quality initiatives to provide timely efficient response to all consumer inquiries, needs and requests.

       o STRONG FOUNDATION OF OPERATING FUNDAMENTALS. The Company's dedication to providing quality products to its customers, maintaining strong risk management and compliance and utilizing technology for competitive advantage all provide a solid foundation for the Company's successful execution of its business strategy. Risk management and compliance processes and practices have been a long-standing strength of GE Capital, and the Company has developed processes and practices appropriate for its operating businesses using GE Capital's practices and experience as a guide. The Company believes that its commitment to technology, as demonstrated by its upgrading of its life insurance administration and underwriting systems and its development of integrated computer systems which propose, issue and administer various types of complex contracts, will enable the Company and its distributors to be increasingly more productive and thus provide competitive advantages in the marketplace.

        SIGNIFICANT ACQUISITIONS

        The Company effectively began operations in April 1993 with the acquisition of GNA Corporation and its principal operating company, Great Northern Insured Annuity Corporation. The Company has continued to broaden its operations through a series of acquisitions since 1993. The following table sets forth the primary acquisitions that GE Financial Assurance has made over the last few years with a brief description of the new products and principal distribution channels each acquisition brought to GE Financial Assurance.



                                                                                             PRINCIPAL
            ACQUISITION                         DATE            PRINCIPAL PRODUCTS      DISTRIBUTION CHANNEL
            -----------                         ----            ------------------      --------------------
            GNA Corporation               April 1993       Deferred annuities and       Intermediaries
                                                           mutual funds

            United Pacific Life           July 1993        Deferred annuities and       Intermediaries
              Insurance Co.                                structured settlements
              (subsequently renamed
              General Electric Capital
              Assurance Company)

            The Federal Home Life         November 1994    Annuities, supplemental      Career or
              Companies                                    accident and health and      dedicated sales
                                                           credit products              force and
                                                                                        intermediaries

            AMEX Life Assurance Company   October 1995     Long-term care               Career or
              (subsequently merged into                                                 dedicated sales
              General Electric Capital                                                  force
              Assurance Company)

            Union Fidelity Life           April 1996       Credit products and          Direct marketing
              Insurance Company                            supplemental accident and    and marketing
                                                           health products              through businesses
                                                                                        and affinity groups

            The Life Insurance Company    April 1996       Variable annuities,          Intermediaries and
              of Virginia (subsequently                    universal life insurance     career or
              renamed GE Life and                          and GICs                     dedicated sales
              Annuity Assurance Company)                                                force

            First Colony Life Insurance   December 1996    Life insurance, retirement   Intermediaries
              Company                                      annuities and structured
                                                           settlements

            Colonial Penn Insurance       November 1997    Personal lines of            Direct marketing
              Company                                      automobile insurance

            GE Edison Life Insurance      March 1998       Life insurance, health and   Career or
              Company (former operating                    annuity products             dedicated sales
              infrastructure of Toho                                                    force
              Mutual Life Insurance Co.)

RATINGS

        GE Financial Assurance's principal subsidiaries are rated by A.M. Best Company, an independent rating agency ("A.M. Best"), as follows:


              COMPANY                                                                      RATING
              -------                                                                      ------

              First Colony Life Insurance Company......................................... A++ (superior)
              General Electric Capital Assurance Company.................................. A+ (superior)
              GE Capital Life Assurance Company of New York .............................. A+ (superior)
              American Mayflower Life Insurance Company of New York....................... A+ (superior)
              Federal Home Life Insurance Company......................................... A+ (superior)
              The Harvest Life Insurance Company.......................................... A+ (superior)
              The Life Insurance Company of Virginia...................................... A+ (superior)
              Great Northern Insured Annuity Corporation.................................. A+ (superior)
              Union Fidelity Life Insurance Company....................................... A+ (superior)
              PHF Life Insurance Company.................................................. A+ (superior)
              Colonial Penn Insurance Company............................................. A- (excellent)
              GE Edison Life Insurance Company............................................ Not Rated


        A.M. Best's ratings for insurance companies currently range from A++ to F, and some companies are not rated. A.M. Best's ratings are based upon an evaluation of a company's: (i) financial strength (leverage/capitalization, capital structure/holding company, quality and appropriateness of reinsurance program, adequacy of loss/policy reserves, quality and diversification of assets, and liquidity); (ii) operating performance (profitability, revenue composition, and management experience and objectives) and (iii) market profile (market risk, competitive market position, spread of risk, and event risk). "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have a very strong ability to meet their ongoing obligations to policyholders. "A" and "A-" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have a strong ability to meet their ongoing obligations to policyholders. A.M. Best's ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

PRODUCTS

        WEALTH ACCUMULATION AND TRANSFER PRODUCTS

 ANNUAL LIFE INSURANCE

        The following table presents the aggregate amount of annual life insurance the Company had in force as of the dates indicated.

                         ANNUAL LIFE INSURANCE IN FORCE


                                                          AS OF DECEMBER 31,
                                                         1998    1997    1996
                                                         ----    ----    ----
                                                        (DOLLARS IN MILLIONS)

    Annualized Premiums of Life Insurance in Force:
      Term ...........................................  $ 503    $ 503    $442
      Permanent.......................................    528      503     462
                                                       ------------------------


      Total........................................... $1,031   $1,006    $904
                                                       ========================



        The following table presents total sales of the Company's annual life insurance products for the periods presented.

                 DISTRIBUTION OF ANNUAL LIFE INSURANCE POLICIES


                                               YEARS ENDED
                                               DECEMBER 31,
                                            1998    1997  1996
                                            ----    ----  ----
                                           (DOLLARS IN MILLIONS)

   Annual Life Insurance:
     Term.................................    $106   $100   $ 7
     Permanent ...........................     326    194   105
                                           ---------------------
     Total................................    $432   $294  $112
                                           =====================


TERM LIFE INSURANCE. Term life insurance provides life insurance protection for a limited time: a death benefit is paid only if the insured dies during the specified term. The Company's term life insurance products include competitively priced graded premium whole life insurance products that offer low cost insurance protection. These products generally have level premiums for initial terms of 1, 5, 10, 15, 20 or 30 years and give the policyholder the contractual right to continue coverage for life. The Company's Japanese affiliate, GE Edison Life Insurance Company, sells term insurance products primarily in the form of riders to semi-participating whole life products. These policies generally have initial term of 10 and 15 years and policyholders are eligible to receive dividend payments every five years.

PERMANENT LIFE INSURANCE. Permanent life insurance provides life insurance protection for the entire life of the insured and, unlike term life insurance, has an investment component. The Company's permanent life insurance products include a variety of guaranteed premium interest-sensitive whole life insurance, universal life insurance, and employee plans/salary savings products. The Company's Japanese affiliate, GE Edison Life Insurance Company, sells semi-participating whole life insurance policies that provide permanent life insurance protection. Policyholders are eligible to receive dividend payments every five years. Benefits are paid in the event of death or severe disability.

IMPAIRED RISK UNDERWRITING. An insured who is an impaired risk has a shorter life expectancy than one who is accepted on a standard or preferred basis at normal rates; for this reason the insured pays a higher premium for the same coverage. During 1998, approximately 9% of the Company's life insurance premiums and 5% of the face amount of its new business was underwritten on an impaired risk basis. The Company's impaired risk underwriting capability was acquired as part of The Life Insurance Company of Virginia and First Colony Life Insurance Company acquisitions in 1996. Prior to that date, the amount of the Company's life insurance premiums represented by impaired risk business was not material.

        The following table identifies those states that accounted for 5% or more of the Company's annual life insurance premiums collected during 1998 (includes a small amount of single premium life insurance).

                       ANNUAL LIFE INSURANCE PREMIUMS PRODUCED BY STATE



STATE                                            YEAR ENDED
-----                                         DECEMBER 31, 1998
                                              -----------------
                                         (PERCENT OF TOTAL PREMIUMS)

California ..........................                 11%
Virginia.............................                 11%
Florida..............................                  6%
New York.............................                  6%


 SINGLE PREMIUM IMMEDIATE ANNUITIES

        The following table presents the aggregate amount of single premium immediate annuities ("SPIAs") in force measured by reserves as of the dates indicated.

                   SINGLE PREMIUM IMMEDIATE ANNUITIES IN FORCE



                                                    AS OF DECEMBER 31,
                                                 1998     1997      1996
                                                 ----     ----      ----
                                                  (DOLLARS IN MILLIONS)

 Single Premium Immediate Annuities:
   Structured Settlement .....................   $9,102    $8,590    $8,041
   Retirement.................................    2,746     2,663     2,617
                                               -----------------------------


   Total......................................  $11,848   $11,253   $10,658
                                               =============================

        SPIAs provide long-term guaranteed benefit payment streams utilizing a fixed interest assumption. SPIAs guarantee a stream of payments beginning immediately and continuing over a future period of years and, in some cases, for the life of the annuitant. The Company's SPIAs fall into two categories: structured settlement and retirement.

        SPIAs differ from deferred annuities in that they generally provide for payments to begin immediately, are not subject to surrender or borrowing by the policyholder and the payment stream is contractually guaranteed. The implicit interest rate on SPIAs is based on market conditions when the policy is issued and is guaranteed for the term of the annuity. Since immediate annuities are not subject to surrender or borrowing by the policyholder, they provide the opportunity for an insurance company to match closely the underlying investment of premium received to the cash benefits to be paid under a policy, thereby providing an anticipated margin for expenses and profit, subject to mortality risk. The Company is one of the few companies that offer medically underwritten annuities. This allows retirees with medical conditions that could shorten their life expectancies to purchase annuities at lower prices or higher payouts, which reflect their individual life expectancies.

        The following table presents total sales of the Company's single premium immediate annuity products for the periods presented. Premiums related to single premium immediate annuity contracts without life contingencies are reported as deposit liabilities under GAAP.

               DISTRIBUTION OF SINGLE PREMIUM IMMEDIATE ANNUITIES

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                                    1998    1997  1996
                                                    ----    ----  ----
                                                       (DOLLARS IN
                                                        MILLIONS)

   Single Premium Immediate Annuities:
     Structured Settlement .......................   $ 827   $676  $303
     Retirement...................................     360    213    39
                                                   ---------------------


     Total........................................  $1,187   $889  $342
                                                   =====================






 SINGLE PREMIUM IMMEDIATE ANNUITIES -- STRUCTURED SETTLEMENT. Structured settlements provide an alternative to a lump sum settlement in a personal injury case and are generally purchased by property and casualty insurance companies for the benefit of an injured claimant with benefits scheduled over a fixed period and/or for the life of the claimant thereafter. Structured settlements offer tax advantaged long-range financial security to the injured party and facilitate claim settlement for the casualty insurance carrier. First Colony Life Insurance Company ("First Colony") was a pioneer in this business in the late 1970's and early 1980's and has consistently been a significant provider since the market's inception. GE Capital Assurance has been a significant provider since 1993.

        Structured settlement contracts are long-term in nature, guarantee a fixed benefit stream and generally cannot be surrendered or borrowed against. Since many structured settlement contracts generally provide for guaranteed payments for a predetermined period that do not depend on the survival of the annuitant, the mortality risk portion of the Company's liability with respect to such policies is relatively small.

SINGLE PREMIUM IMMEDIATE ANNUITIES -- RETIREMENT. SPIAs used for retirement purposes are identical to those used to facilitate structured settlements in that payments begin immediately, cannot be surrendered or borrowed against and guarantee a fixed stream of benefits. Retirement annuities are typically sold to older annuitants and therefore are somewhat shorter in average contract life than structured settlement annuities.

        The Company has been able to use much of the technology it developed in the structured settlement annuity market to its advantage in the retirement annuity market. Its software allows agents to design and quote innovative and customized income patterns for their clients.

SINGLE PREMIUM LIFE INSURANCE, SINGLE PREMIUM DEFERRED ANNUITIES AND GICS

        The following table presents Company's single premium life insurance, single premium deferred annuities and GICs in force for the periods presented. Premiums related to these products are reported as deposit liabilities under GAAP.

                         SINGLE PREMIUM LIFE INSURANCE,
               SINGLE PREMIUM DEFERRED ANNUITIES AND GICS IN FORCE



                                                     AS OF DECEMBER 31,
                                                  1998      1997      1996
                                                  ----      ----      ----
                                                    (DOLLARS IN MILLIONS)

   Single Premium Life Insurance...............    $2,631    $2,634    $2,551
   Single Premium Deferred Annuities
     Fixed ....................................    11,976    12,545    13,277
     Variable..................................     5,895     4,590     3,167
   GICs .......................................     2,425     1,606     1,341
   Other.......................................       250       143       145
                                                ------------------------------

     Total.....................................   $23,177   $21,518   $20,481
                                                ==============================




                DISTRIBUTION OF SINGLE PREMIUM LIFE INSURANCE AND
                  SINGLE PREMIUM DEFERRED ANNUITY AND GIC SALES


                                                     YEARS ENDED DECEMBER 31,
                                                      1998     1997    1996
                                                      ----     ----    ----
                                                      (DOLLARS IN MILLIONS)

  Single Premium Life Insurance....................     $ 23     $ 77    $ 25
  Single Premium Deferred Annuities
    Fixed .........................................      688      712     756
    Variable.......................................      908    1,032     796
  GICs ............................................    1,087      544     245
                                                    --------------------------


    Total..........................................   $2,706   $2,365  $1,822
                                                    ==========================

        The following table identifies those states that accounted for 5% or more of the Company's 1998 production of annuities.

                           ANNUITY PRODUCTION BY STATE



STATE                                                    YEAR ENDED
-----                                                DECEMBER 31, 1998
                                                    ------------------
                                                (PERCENT OF TOTAL PREMIUMS)

Virginia ..................................                 11%
Washington.................................                 11%
California.................................                  9%
Pennsylvania...............................                  9%
Massachusetts..............................                  7%
Illinois...................................                  6%
New Jersey.................................                  6%
New York...................................                  6%
Florida....................................                  5%


SINGLE PREMIUM LIFE INSURANCE

        The Company's single premium life insurance products are interest rate-sensitive policies that, for a single payment, provide the insured with non-participating life insurance with a guaranteed cash value and death benefit. Current interest is credited to the policy's cash values based upon interest rates that are revised periodically by the Company to reflect current economic conditions. In most cases, this accrual of interest during the accumulation period is on a tax-deferred basis to the insured. The Company guarantees that in no event will the interest rate credited on cash values be less than the guaranteed rate specified in the policy. The policy owner is permitted to take loans and withdrawals against the cash value. Withdrawals in the early years of the contract are subject to a significant surrender charge. In 1998, most policies being issued provide surrender charges which are 8% for the first six policy years and decrease to zero over the subsequent 10-year period. The product permits up to a 10% annual withdrawal without penalty.

        SINGLE PREMIUM DEFERRED ANNUITIES

        FIXED ANNUITIES. A fixed single premium deferred annuity (a "SPDA") provides for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. During the accumulation period, the insurance company credits the account value of the annuitant with interest earnings at a current interest rate (the "crediting rate") that is guaranteed for a period of one to five years, at the annuitant's option, and, thereafter, is subject to change based on prevailing market rates and product profitability. Each contract also has a minimum guaranteed rate. This accrual of interest during the accumulation period is on a tax-deferred basis to the policy owner. After the number of years specified in the annuity contract, the owner may elect to take the proceeds of the annuity as a single payment, a specified income for life or a specified income for a fixed number of years. The policy owner is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his account. Withdrawals in the early years of the contract are subject to a significant surrender charge. In 1998, policies being issued provide surrender charges which vary from 5% to 8% of the account value starting in the year of policy issue and decrease to zero over a five to nine year period. SPDAs permit up to a 10% annual withdrawal after the first twelve months without penalty.

        At least once each month, the Company establishes an interest crediting rate for its new fixed SPDA policies. In determining the Company's interest crediting rate on new policies, management considers the competitive position of the Company, prevailing market rates and the profitability of the annuity product. The Company maintains the initial crediting rate for a minimum period of one year. Thereafter, the Company may adjust the crediting rate not more frequently than once per year for a given SPDA policy. Interest rates credited on the Company's in-force SPDA policies ranged from 3.9% to 7.0% at December 31, 1998. All of the Company's annuity products have minimum guaranteed crediting rates ranging from 3.0% to 5.5% for the life of the policy.

        The Company offers an SPDA product where the amount of interest credited is linked to the S&P 500 Index. This indexed annuity allows customers to participate in the growth in the S&P 500 while providing protection of principal and a guaranteed return. The guaranteed minimum crediting rate on the product is 3% per annum. The product has a ten-year surrender charge period with surrender charges of 8%. The Company earns an annual administrative fee on the product which is computed based on the policy's accumulated value.

        VARIABLE ANNUITIES. A variable annuity incorporates all the features of a fixed SPDA, but also involves maintaining a portion of the policyholders' premiums in a separate account maintained for variable annuities, distinct from the Company's general assets and liabilities. Policyholders have discretion to allocate their premiums among several available fund options (mutual funds and other investment funds, including a fixed account, which is held by the Company). The cash surrender value of a variable annuity policy depends on the performance of these underlying funds, which the policyholder may reallocate from time to time. There is no guaranteed minimum rate in the mutual fund components of variable annuity policies. Similarly, during the variable annuity's payout period, the payments distributed to the annuitant fluctuate with the performance of the underlying funds selected by the annuitant. Variable annuities provide the Company with fee based revenue in the form of management and administrative fees charged to the policyholder's account.

 GICS

        GICs are deposit-type products that provide a guaranteed return (on a fixed or indexed basis) to the contract holder. GICs are purchased by Employee Retirement Income Security Act ("ERISA") qualified defined contribution plans, including but not limited to, 401(k) plans where plan participants elect a stable value option. Funding Agreements, which operate substantially similarly to GICs, are purchased by institutional accredited investors for various kinds of plans and programs that are not ERISA qualified. Examples of such agreements include money market funds, bank common trust funds and other corporate and trust accounts.

        GICs credit interest at fixed or indexed interest rates (determined by market conditions) and fixed GICs have a fixed maturity ranging from three to five years, both of which are set at the time of sale. Substantially all GICs allow for the payment of benefits at contract value to ERISA plan participants in the event of death, disability, retirement or change in investment election. The Company underwrites these risks before placing a GIC with a plan. In addition, the Company requires plans buying its GICs to have certain restrictions on participant transfers to money market and similar funds in order to reduce disintermediation risk. The Company's GICs can also be terminated prior to their maturity by the contract holder, but only after an adjustment to the contract value for changes in the level of interest rates and the application of a significant penalty (net payment amount may not exceed contract value). Funding Agreements credit interest at a rate that is indexed to LIBOR (London Interbank Offered Rate). These contracts are renewed annually, however, either the Company or the contract holders can terminate the Funding Agreement with seven days' notice.

 MUTUAL FUNDS

        Since 1987, a predecessor to the Company has marketed and managed mutual funds under the Investors Trust name. On September 26, 1997, the various Investors Trust mutual funds were merged into mutual funds (the "GE Funds") with similar investment composition and objectives managed by General Electric Investment Management Incorporated ("GEIM"), a wholly owned subsidiary of General Electric Company and an affiliate of the Company. The Company offers the GE Funds to retail customers through its bank and other distribution channels.

        In addition, the Company markets GE Investments Funds, Inc. ("GEI Funds"), a family of mutual funds also managed by GEIM and offered exclusively as investment vehicles for certain variable annuity contracts and variable life insurance contracts issued by the Company or by other insurers, and for qualified pension and retirement plans.

        WEALTH AND LIFESTYLE PROTECTION PRODUCTS

        The Company's Wealth and Lifestyle Protection product lines include long-term care insurance, supplemental accident and health, Medicare supplement, credit insurance and automobile insurance.

        The following table presents total sales of the Company's Wealth and Lifestyle Protection products for the periods presented.

            DISTRIBUTION OF WEALTH AND LIFESTYLE PROTECTION PRODUCTS




                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                                           1998   1997   1996
                                                                           ----   ----   ----
                                                                         (DOLLARS IN MILLIONS)
Long-Term Care ..........................................................    $112   $109  $ 83
Supplemental Accident and Health (including Medicare Supplement).........      90    102   123
Credit Insurance ........................................................      66     74    48
Automobile Insurance.....................................................     106     17   ---
                                                                          ---------------------
  Total..................................................................    $374   $302  $254
                                                                          =====================




 LONG-TERM CARE INSURANCE

        The Company is one of two leading companies in the sale of individual long-term care insurance policies when measured by first-year annualized premium and policies in force. Such policies provide coverage within prescribed limits, for nursing home, community and in-home care. The long-term care insurance plans are sold to senior citizens (primarily 60 years of age or older). Long-term care insurance policies are expected to account for an increasing percentage of the Company's wealth and lifestyle protection premiums because of the growing demand for such products among senior citizens, especially in the area of home health care.

        Current nursing home coverages in force include both expense incurred and daily fixed dollar benefit policies. Currently, only expense incurred policies are being sold, with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing home care before the insurance coverage begins) and a maximum benefit period. Home health care benefits also have an elimination period, and pay covered charges, after Medicare coordination, subject to a daily or weekly maximum dollar limit and an overall maximum. The applicant may select from one of several available benefits levels.

        The Company's policies are guaranteed renewable and, consequently, the Company has the right to change premiums by policy class, but not based on age or health of any individual.

 SUPPLEMENTAL ACCIDENT AND HEALTH

        The Company offers supplemental accident, health and disability products to employer and employee groups, associations and other affinity groups and residents of farm and rural communities. The Company markets supplemental accident and health products because it believes that offering a broad range of products is essential in order to be a preferred provider of benefits effectively meeting the needs of employers and consumers. The Company's supplemental accident and health products include a variety of coverages such as Medicare supplement products (described below), specified disease policies, hospital indemnity coverages, accident policies and disability income policies. These policies pay for the policyholder's medical costs directly (after certain deductibles or co-payment arrangements have been met), pay a lump sum upon the occurrence of a covered event, or in the case of disability income, provide continuous payments to insureds during periods of disability. Many of the Company's supplemental accident and health products have defined benefit limits. The Company has a maximum retention of risk per any single case or individual, which limits risk in the event that its claims experience deviates from the assumptions used in setting premium rates.

 MEDICARE SUPPLEMENT

        Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as the deductible and coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. In marketing these products, the Company concentrates on individuals who have just reached the age of 65 and, thus, have become eligible for Medicare. Approximately one-half of the Company's new sales of Medicare supplement policies are to individuals who have just reached age 65. The Company's Medicare supplement plans automatically adjust coverages to reflect changes in Medicare benefits. Premium increases on the Company's Medicare supplement policies must be approved by the insurance departments of each state in which the Company sells such products.

 CREDIT INSURANCE

        The Company's credit insurance operations consist of life and accident and health insurance coverages offered to consumer debtors, chiefly through banks and finance companies. Typically, this insurance will pay outstanding loan obligations in the event of an insured loss. This coverage is issued on either the single-premium or outstanding loan balance basis. Credit life is sold on a reducing or level-term basis and is available on a single-life or, if permitted by state law, on a joint-life basis where the related loan is co-signed. Credit accident and health insurance will normally only be written by the Company in conjunction with credit life insurance. The maximum term is generally 10 years for credit life insurance and five to six years for credit accident and health insurance. During 1998, maximum issue age for credit life and credit accident and health insurance is 70 and 66, respectively. All of the foregoing terms and limits are subject to statutory requirements, which may vary from state to state.

        The Company currently reinsures a portion of its credit insurance risk through an affiliate, which also offers reinsurance to third parties.

 AUTOMOBILE INSURANCE

        The Company, through its acquisition of Colonial Penn, primarily writes personal automobile insurance which covers the legal liability of individuals arising out of the ownership or operation of an automobile and also provides physical damage insurance on the automobile, medical payments insurance and protection against uninsured motorists. All of the Company's personal automobile insurance policies are written for a term of one year. In many states, however, the Company offers a "guaranteed lifetime protection" provision to certain qualifying policyholders that ensures their policies will be renewed at rates then in effect for their classification.

 PRODUCT/SERVICE CENTERS

        The Company has established five primary product/service centers for creating and servicing its products for its businesses as follows: (i) the fixed life and annuities business primarily operates in Lynchburg, Virginia; (ii) the variable life and annuities business primarily operates in Richmond, Virginia;
(iii) the long-term care insurance business primarily operates in San Rafael, California; (iv) the supplemental accident and health insurance and credit insurance business primarily operates in Trevose, Pennsylvania; and (v) the automobile insurance business primarily operates in Valley Forge, Pennsylvania.

MARKETING AND DISTRIBUTION

        The Company distributes its products through four primary channels:

        o Intermediaries, such as brokerage general agents ("BGAs"), banks, securities brokerage firms, personal producing general agents ("PPGAs") and specialized brokers;

        o  Career or dedicated sales forces;

        o  Marketing through businesses and affinity groups; and

        o  Direct marketing.


        INTERMEDIARIES

        BGAS. The Company distributes many of its products (including fixed and variable annuities and life products, long term care, universal and term life insurance (including impaired risk underwriting), and immediate annuities) through more than 250 independent insurance brokerage firms located throughout the United States. These BGAs market the Company's products through approximately 150,000 licensed insurance agents or brokers, who also represent other companies. The Company believes its consistent commitment to this system has helped earn it a reputation as a leading provider of life insurance among BGAs. The Company endeavors to be placed at the top of the BGAs' list of sources of insurance products and services in which the Company specializes. To achieve this objective, the Company seeks to provide innovative and competitive products and services for BGA and end-customer needs, personalized quality service for the BGAs' agents and brokers and competitive pricing. Service offered by the Company to the BGAs' agents and brokers includes the opportunity to participate in the Company's First Colony University, an integrated insurance training curriculum which is recognized for its excellence throughout the industry. The Company also offers agents and brokers access to its automated PDQ system, a computer-based data access system which gives the agents and brokers instant access to data regarding their customers' policies and applications with the Company and information systems to run their businesses.

        The Company's commitment to the independent general agency system has allowed it to develop a loyal relationship with these general agencies. Of the Company's 20 leading BGAs in 1998 on the basis of commissions earned, most were among the leading general agents of the Company 10 years before. No individual general agency accounted for more than 8% of premiums produced in 1998, and the top ten general agencies collectively produced almost 36% of the Company's ordinary life insurance premiums by BGAs. The Company believes the loss of any one BGA relationship in any given year would not materially impact the Company's financial results.

 BANKS AND SECURITIES BROKERAGES. Banks are a significant distribution channel for the Company's fixed and variable annuities, life insurance products and mutual funds. The Company's credit life and credit accident and health insurance is also distributed primarily through banks, credit unions, and finance companies. Bank of America and The Chase Manhattan Bank are currently the largest bank distributors of the Company's products. During 1998, these banks generated 19% of the Company's annuity sales. While the loss of these two banks would not materially impact the Company's financial results, it could potentially reduce annual annuity sales by a material amount.

        Over the last few years distribution of the Company's products through securities brokerages has substantially increased, primarily due to the Company's acquisition of The Life Insurance Company of Virginia ("Life of Virginia", subsequently named "GE Life and Annuity Assurance Company") which distributed its variable annuity products through a large network of securities brokerage firms. In addition, a significant percentage of the Company's single premium immediate annuities are sold through major stock brokerage firms and banks.

 PPGAS. The Company sells through PPGAs some of its products under the Wealth Accumulation and Transfer segment, such as fixed and variable annuities and universal and term life insurance. PPGAs primarily include personal financial planners whose emphasis is on providing investment and insurance products to one of the Company's target customer groups. The Company believes that this segment presents an opportunity for growth within the intermediary distribution channel.

 SPECIALIZED BROKERS AND OTHER DISTRIBUTION. The Company's single premium immediate annuities used to facilitate structured settlements are sold through a network of specialized independent brokers. These brokers are skilled in claims negotiation and experts in the creation of benefit plans tailored to the needs of individual claimants and their families. As a pioneer in this industry, the Company has the oldest and largest distribution system in this market. Its products are sold through approximately 350 specialized brokers located throughout the United States. The Company's relationship with many of these specialized brokers dates back to the inception of this market. The Company believes, due to its position in this market, new brokers could be added.

        The Company sells GICs through specialized GIC brokers, fund managers, employee benefit investment advisors and directly to large employee benefit plans. The Company sells Funding Agreements through institutional accredited investors or banks acting in a fiduciary capacity.

 CAREER OR DEDICATED SALES FORCES

        Career or dedicated sales forces consist primarily of non-employees who sell products of the Company on an exclusive basis and to a lesser extent, a sales force employed directly by the Company. All non-employee career or dedicated sales force agents are affiliated with an insurance agency. Career or dedicated sales forces are compensated by the Company primarily on a commission basis.

        The Company's long-term care insurance policies are sold through a network of specialized career agents who sell these products exclusively. The Company believes that long-term care insurance policies will account for an increasing percentage of the Company's premiums due to the growing demand for such products among senior citizens. Prospective customers are reached through direct mail advertising and referrals. The Company contributes leads generated through these advertising campaigns to agents.

        The Company has another group of non-employee career agents who specialize in selling the Company's annuity, life insurance and supplemental accident and health insurance products to residents of farm and rural communities. Prospective customers are reached through direct mail, policyholder referrals and advertising in controlled circulation farming and ranching magazines. In 1991, a predecessor to the Company entered into an agreement with The Farm Progress Companies, Inc. ("Farm Progress," a wholly owned subsidiary of ABC/Cap Cities, Inc.) under which Farm Progress agreed to exclusively advertise certain of the Company's products in its magazines until 2016.

        The Company's subsidiary, GE Life and Annuity Assurance Company, has an employee career agent force which specializes in selling life insurance products and annuities. This career force is heavily concentrated in the Mid-Atlantic States.

        The Company provides certain of its career agents with sales leads generated through direct mail advertising campaigns. These campaigns target subscribers of certain publications or those with demographic characteristics that indicate a possible need for specific products and services. The Company believes that its lead generation programs provide its sales forces opportunities to increase their sales effectiveness.

 MARKETING THROUGH BUSINESSES AND AFFINITY GROUPS

        In 1996, the Company began selling supplemental accident and health insurance and universal life products through payroll deduction employer-sponsored programs. Under these programs, the Company enters into a contractual arrangement with a corporate customer permitting agents of the Company to market these products directly to the corporate customers' employees on site. Employees are able to pay premiums on products they purchase by means of automatic deductions from their paychecks.

 DIRECT MARKETING

        The Company's acquisition of Colonial Penn provided the Company with a substantial direct marketing distribution channel for personal automobile insurance. Direct marketing is a form of marketing in which a company and a customer deal directly with each other, rather than through an insurance agent. As a direct marketer, the Company deals directly with the public and endeavors to be the lowest cost provider in this market. The Company also uses direct mail and telemarketing to generate qualified leads for agents selling other products of the Company. Within the bank channel, this approach has created new sales opportunities with bank customers.

        Direct marketing is also an additional distribution channel for the Company's credit-related products and supplemental accident and health insurance products, primarily through Union Fidelity Life Insurance Company ("Union Fidelity").

COMPETITION

        The Company operates in a highly competitive environment. While the Company believes it has assembled a unique collection of products and distribution channels, there are competitors that have also assembled a similar array of financial products and have similar strategic goals. The Company believes that the principal competitive factors in the sale of insurance are product features, commission structure, perceived stability of the insurer, claims paying ability ratings, service, name recognition and price. Many other insurance companies are capable of competing for sales in the Company's target markets. The Company's ability to compete is affected in part by its ability to provide competitive products and quality service to the insurance consumer, general agents, licensed insurance agents and brokers. However, the Company believes that it competes primarily on the basis of its high level of customer service, its financial strength and its competitively priced products.

        The Company's competition from banks and other financial institutions is likely to increase as the regulations currently in existence are revised by legislation, judicial determinations or administrative rulings. Although the effect of these developments on GE Financial Assurance and its subsidiaries and their competitors is uncertain, both the persistency of the Company's existing products and the Company's ability to sell products could be materially impacted in the future. Also, several proposals to repeal or modify the Glass-Steagall Act and the Bank Holding Company Act have been made by members of Congress and the Executive Branch. Certain of these proposals would repeal or modify the current restrictions that prevent banks from being affiliated with insurance companies. None of these proposals has yet been enacted, and it is not possible to predict whether any of these proposals will be enacted or, if enacted, what their potential effect on the Company or its competitors would be.

RISK MANAGEMENT AND COMPLIANCE

        During the last few years, GE Financial Assurance has grown rapidly through acquisitions. See "The Company -- Significant Acquisitions." In an effort to integrate each acquired business, GE Financial Assurance maintains a strong commitment to risk management and compliance, and avails itself of GE Capital's long-standing strength and experience in risk management. For example, the Company's commitment to risk management processes and compliance includes requiring underwriting of all new products and reviews of all existing product performance, both of which are reviewed by a team of risk managers and actuaries. In addition, both internal and external periodic reviews of the Company's products, internal processes and pricing strategy are conducted. The Company also has obtained Insurance Marketplace Standards Association (IMSA) certification and has instituted company-wide compliance initiatives such as centralized complaint databases and agent tracking and licensing.

UNDERWRITING

        Applications for most of the Company's underwritten insurance related products are individually reviewed and analyzed by the Company's dedicated underwriting staff based on standardized underwriting guidelines and procedures. After initial processing, each file is reviewed and additional information (such as medical examinations, attending physician's statements and special medical tests, if applicable) is obtained to make an underwriting decision. The independent sales agents and the Company's own sales staff do not retain any underwriting authority. The Company employs a professional underwriting staff of approximately 315 persons at December 31, 1998 who collectively have an average of 16 years of experience in the insurance industry.

RESERVES

        In accordance with applicable insurance regulations, the Company establishes and carries as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. The reserves are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

        For the Company's individual life policies, universal life and interest-sensitive whole life policies, reserves are set according to premiums collected, plus interest, less charges. Reserves for other fixed death benefit and supplemental accident and health policies are based on assumed investment yield, persistency, mortality and morbidity as per commonly used actuarial tables, expenses and margins for adverse deviations. For the Company's accident and health policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit payments.

        The stability of the Company's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period ranging from five years to twenty years. Such surrender charge is initially a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies. The Company's reserves comply in all material respects with state insurance department statutory requirements; however, in the Consolidated Financial Statements, insurance reserves are determined in accordance with generally accepted accounting principles ("GAAP"), which may vary from statutory requirements.

REINSURANCE

        The Company follows the usual industry practice of reinsuring ("ceding") portions of its life insurance risks with other companies, a practice that permits it to write policies in amounts larger than the risk it is willing to retain on any one life, and also to continue writing a larger volume of new business. The maximum amount of individual ordinary life insurance normally retained by the Company on any one life policy is $1,000,000. Certain supplemental accident and health and long-term care policies are reinsured on either a quota share or excess of risk basis. The Company cedes insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and, to a lesser extent, on a facultative basis, under which the reinsurer's prior approval is required on each risk reinsured. Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. The principal reinsuring companies (and their corresponding A.M. Best ratings) at December 31, 1998 were: Employers Reassurance Corporation, whose parent, GE Global Insurance Holding Corporation, is an affiliate of the Company, rated A++; UNUM, rated A++; Combined Insurance Company of America, rated A+; American United Life Insurance Company, rated A+; IDS Life Insurance Company, rated A+; The Lincoln National Life Insurance Company, rated A+; Reinsurance Group of America, rated A+; Transamerica Occidental Life Insurance Company, rated A+; Phoenix Home Life Mutual Insurance Company, rated A; and Swiss Re Life Company of America, rated A.

INSURANCE REGULATION

        GENERAL REGULATION AT STATE LEVEL

        The insurance business of the Company is subject to comprehensive state and federal regulation and supervision throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing to transact business, licensing agents, admittance of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, restricting certain transactions between affiliates and regulating the type, amounts and valuations of investments permitted.

        As a holding company with no significant business operations of its own, the Company relies on dividends from its subsidiaries as the principal source of cash to meet its obligations, including the payment of principal and interest on any debt obligations. The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions, applicable generally to each insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its shareholders without regulatory approval.

        The Company's principal domestic insurance subsidiaries are domiciled in the states of Delaware, Florida, Illinois, Indiana, New York, Ohio, Pennsylvania, Virginia and Washington. Each of these states has laws and regulations which govern the parameters for approval and payment of dividends.

        Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends paid or distributed within any twelve consecutive months in excess of the prescribed limits or the company's earned surplus are deemed extraordinary and require formal state insurance commission approval.

        Delaware (GE Capital Assurance), Washington (Great Northern Insured Annuity Corporation), Indiana (Federal Home Life Insurance Company), Ohio (The Harvest Life Insurance Company), Illinois (Union Fidelity) and Pennsylvania (Colonial Penn) allow companies to pay dividends up to the greater of 10% of prior year surplus or 100% of prior year statutory net gain from operations to the extent of their earned surplus; however, Ohio requires companies to adjust the net gain from operations to include realized investment gains in the computation of prior year statutory net income. Florida (PHF Life Insurance Company) allows companies to pay dividends up to the greater of 10% of prior year surplus or 100% of prior year statutory net income (including realized capital gains). Virginia (Life of Virginia, First Colony) allows companies to pay dividends up to the lesser of 10% of prior year surplus or 100% of prior year statutory net gain from operations. New York (GE Capital Life Assurance of New York, American Mayflower Life Insurance Company of New York) requires regulatory approval for the payment of any dividends.

        Each insurance subsidiary's dividend capacity is calculated separately; therefore, total dividend capacity for the Company is driven in part by its legal structure. As of December 31, 1998, Union Fidelity and Colonial Penn are owned directly by the Company and GE Capital Assurance is owned directly by GNA Corporation which is, in turn, owned 100% by the Company. All other insurance subsidiaries are 100% owned by GE Capital Assurance, except for Life of Virginia which is owned 80% by GE Capital Assurance and 20% by GE Financial Assurance and

First Colony which is owned 80% by GE Capital Assurance and 20% by GE Financial Assurance. Thus, the Company's dividend capacity is the sum of capacity for GE Capital Assurance, Union Fidelity, Colonial Penn, 20% of First Colony and 20% of GE Life and Annuity. GNA Corporation, which is a holding company, is not subject to the regulatory restrictions on dividends imposed on the Company's insurance subsidiaries. Subsequent to December 31, 1998, the Company merged certain entities within its organizational structure. See footnote 18 to the consolidated financial statements.

        Insurance laws of the states in which the Company's insurance subsidiaries are domiciled generally provide that no person may acquire control of the Company, and thus indirect control of these insurance company subsidiaries, without the prior approval of the appropriate insurance regulators. In general, any person who acquires beneficial ownership of 10% (5% in Florida) or more of the voting securities of the Company would be presumed to have acquired such control, although the appropriate insurance regulators, upon application, may determine otherwise.

        Each insurance company is required to file detailed annual reports with supervisory departments in each of the jurisdictions in which it does business and its operations and accounts are subject to examination by such departments at regular intervals. Each of the Company's life insurance and property and casualty subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules.

        Life insurance companies are required to establish an Asset Valuation Reserve ("AVR") consisting of two components: (i) a "default component" which provides for future credit-related losses on fixed maturity investments and (ii) an "equity component" which provides for losses on all types of equity investments, including real estate. The AVR required by the Company's insurance subsidiaries totaled $386 million and $348 million at December 31, 1998 and 1997, respectively. The default component totaled $334 million and $292 million, while the equity component totaled $52 million and $56 million at December 31, 1998 and 1997, respectively. Insurers are also required to establish an Interest Maintenance Reserve ("IMR") for fixed maturity net realized capital gains and losses, net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. The IMR required by the Company's insurance subsidiaries totaled $355 million and $286 million at December 31, 1998 and 1997, respectively. This reserve is primarily the deferral of gains from the sale of bonds in prior periods. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect financial statements of the Company prepared in accordance with GAAP. Although future additions to AVR will reduce the future statutory surplus of the Company's insurance subsidiaries, the Company does not believe that the impact under current regulations of such reserve requirements will materially affect the ability of its insurance subsidiaries to grow their statutory surplus and pay dividends to the Company in the future.

        The NAIC's Insurance Regulatory Information System (IRIS) is a series of 12 ratios historically used as an early warning system to help regulators identify insurance companies experiencing notable changes in its business operations and financial conditions. Ratio results falling outside of the established upper or lower limits are designated as unusual ratios. Although the ratios are calculated and distributed to companies, their usefulness as a regulatory surveillance tool has diminished in recent years with the calculation and reporting of risk-based capital described below. Additionally, the IRIS ratios have not been updated to reflect the changing insurance market, regulation, and operations for many years.

        The NAIC uses risk-based capital ("RBC") standards to determine the amount of Total Adjusted Capital (as defined by the NAIC) that an insurance company must have, taking into account the risk characteristics of such company's investments and liabilities. The formula establishes a standard of capital adequacy that is related to risk. The RBC formula establishes capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirements are determined by applying specified factors to various asset, premium, reserve and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The formula is used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action.

        The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of the company's Total Adjusted Capital to its Authorized Control Level RBC ("ACL") (as defined by the NAIC). If a company's Total Adjusted Capital is less than 200% of its ACL but greater than or equal to 150% of its ACL, or if a negative trend has occurred (as defined by the NAIC) and Total Adjusted Capital is less than 250% of its ACL, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. If a company's Total Adjusted Capital is less than 150% of its ACL but greater than or equal to 100% of its ACL, in addition to the above required actions, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's Total Adjusted Capital is less than 100% of its ACL but greater than or equal to 70% of its ACL, in addition to the above required actions, the regulatory authority may take any action it deems necessary, including placing the company under its control. If a company's Total Adjusted Capital is less than 70% of its ACL, the regulatory authority is mandated to place the company under its control. The Total Adjusted Capital for each of the Company's insurance subsidiaries is in excess of 250% of their respective ACL.

        In addition, as part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three to five years) of the books, records, accounts and market conduct of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the NAIC. None of the recent regulatory examinations have disclosed any findings that would have a material adverse impact on the Company.

 REGULATORY INITIATIVES

        State insurance regulators and the NAIC are continually re-examining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. These initiatives may be adopted by the various states in which the Company's insurance subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is impossible to predict the future impact of changing state and federal regulations on the Company's operations, and there can be no assurance that existing or future insurance-related laws and regulations will not become more restrictive.

        Recently, state regulatory authorities, industry groups and rating agencies have developed several initiatives regarding market conduct. For example, the NAIC has adopted the NAIC Model Life Insurance Illustrations Regulation, which applies to group and individual life insurance policies and certificates, and the Market Conduct Examiners Handbook which sets out required parameters for such examinations. State regulators have imposed significant fines on various insurers for improper market conduct. The American Council on Life Insurance has established the Insurance Market Place Standards Association, a self-regulatory organization, to implement its Principles and Code of Ethical Life Insurance Market Conduct, which includes a third-party assessment procedure. Market conduct also has become one of the criteria used to establish the ratings of an insurance company. For example, A.M. Best's ratings analysis now includes a review of the insurer's compliance program. Management does not believe that these market conduct initiatives will have a material adverse effect on its business, financial condition or results of operation.

        In addition, the NAIC has issued the Valuation of Life Insurance Policies Model Regulation, which would establish new minimum reserve requirements for individual life insurance policies written in the future. Before the new reserve standards can become effective, individual states must enact the model regulation. If these reserve standards were adopted in their current form, companies selling certain individual life insurance products such as term life products with guaranteed premium periods and universal life products with no-lapse guarantees would be required to adjust reserves for policies issued after the respective state-by-state effective dates. It is impossible at this time to predict if the model regulation will be enacted and, if enacted, when it will become applicable, in any of the states in which the Company's insurance subsidiaries are domiciled. However, the Company anticipates no material impact as a result of the enactment of this regulation.

 ASSESSMENTS AGAINST INSURERS

        Under the insurance guaranty fund laws existing in each state, the District of Columbia and Puerto Rico, licensed insurers can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these states do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide for annual limits on such assessments. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes in future years. The Company's insurance subsidiaries paid assessments of $12 million, $14 million and $9 million in 1998, 1997 and 1996, respectively. Since such assessments are typically not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, the Company cannot accurately determine the amount or timing of any future assessment on the Company's insurance subsidiaries. However, based on the best information presently available, management believes the Company's accrued amounts are sufficient.

 REGULATION AT FEDERAL LEVEL

        Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including pension regulation, financial services regulation and federal taxation, can significantly and adversely affect the insurance industry and thus the Company. For example, Congress has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, the removal of barriers preventing banks from engaging in the insurance business, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) or individual retirement accounts. In particular, Congress has reviewed various proposals to repeal or modify the McCarran-Ferguson Act (which exempts the insurance industry from certain federal laws), the Glass-Steagall Act (which restricts banks from engaging in the securities-related business) and the Bank Holding Company Act (which prohibits banks from being affiliated with insurance companies).

        Moreover, the United States Supreme Court held on January 18, 1995 in NATIONSBANK OF NORTH CAROLINA V. VARIABLE ANNUITY LIFE INSURANCE COMPANY that annuities are not insurance for purposes of the National Bank Act. In addition, the Supreme Court also held on March 26, 1996 in BARNETT BANK OF MARION COUNTY
V. NELSON that state laws prohibiting national banks from selling insurance in small town locations are preempted by federal law. The Office of the Comptroller of the Currency also adopted a ruling in November 1996 that permits national banks, under certain circumstances, to expand into other financial services, thereby increasing competition for the Company. At present, the extent to which banks can sell insurance and annuities without regulation by state insurance departments is being litigated in various courts in the United States. Although the effect of these recent developments on the Company and its competitors is uncertain, both the persistency of the Company's existing products and the Company's ability to sell products may be materially impacted in the future.

SECURITIES LAWS

        Certain of the Company's subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the Commission and certain state securities laws. Certain separate accounts of the Company's insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate accounts through which certain variable annuity contracts and certain variable insurance policies issued by the Company's insurance subsidiaries are made available are also registered under the Securities Act. Certain other subsidiaries of the Company are registered as broker-dealers under the Exchange Act and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc.

        Certain of the Company's subsidiaries are investment advisors registered under the Investment Advisers Act of 1940, as amended. The investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the United States and the District of Columbia. Certain subsidiaries of the Company are also subject to the Commission's net capital rules.

        In October 1996, the National Securities Markets Improvements Act of 1996 was enacted into law. Of particular interest to the variable products industry are the provisions establishing a new "reasonableness standard" for all fees and charges in variable annuity and variable life insurance policies. Because insurers no longer will have to explain each and every component of their fees and charges to the Commission, and instead will be subject to an overall reasonableness standard for aggregate fees and charges, the Company believes the legislative changes will provide the industry with greater flexibility in product design. However, given the significant barriers to market entry, such as entering into relationships with broker-dealers and systems constraints, the Company believes that the legislation overall will have a minimal competitive impact.

        All aspects of the Company's investment advisory activities are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit investment advisory clients and investment company stockholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and fines.

ERISA CONSIDERATIONS

        Enacted into law on August 20, 1996, the Small Business Protection Job Act (the "SBPJA") offered insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY V. HARRIS TRUST & SAVINGS BANK (the "Harris Trust Decision") in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBPJA provisions provide that generally all persons are protected from liability in connection with prohibited transactions on the basis of a claim that the assets of an insurer constitute the assets of a plan for conduct occurring prior to 18 months following the Department of Labor's issuance of proposed regulations. However, insurers remain subject to federal criminal law and liable for actions brought by the Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBPJA also provides that contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, will be permanently grandfathered if they meet the requirements of regulations the United States Department of Labor. The SBPJA further provides that contracts issued from an insurer's general account after December 31, 1998, that are not guaranteed benefit policies, will be subject to ERISA. Although the Company does not believe that the Harris Trust Decision had a material adverse effect on its business, financial condition or results of operations, the Company supported and welcomed the enactment of the aforementioned provisions of the SBPJA as a means to remove an area of potential exposure for the insurance industry generally.

        With respect to employee welfare benefit plans subject to ERISA, Congress periodically has considered amendments to the law's federal preemption provision, which would expose the Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA have been defeated.


ITEM 2.  PROPERTIES.

        The Company and its subsidiaries conduct their businesses from various facilities, most of which are leased. However, certain of the Company's facilities, including its headquarters campus in Richmond, Virginia, a facility in Lynchburg, Virginia and a facility in Valley Forge, Pennsylvania are owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company and certain of its subsidiaries are defendants in various cases of litigation considered to be in the normal course of business. The Company believes that the outcome of such litigation will not have a material effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Omitted

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        All of the Company's Common Stock, its sole class of common equity on the date hereof, is owned by GE Capital Corporation. Accordingly, there is no public trading market for the Company's common equity.

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial data should be read in conjunction with the financial statements of GE Financial Assurance Holdings, Inc. and consolidated subsidiaries and the related Notes to the Consolidated Financial Statements.



                                                               DECEMBER 31,(1)
                                                            (DOLLARS IN MILLIONS)
                                                 1998      1997      1996      1995      1994
                                                 ----      ----      ----      ----      ----
AT END OF YEAR
Invested Assets............................      $42,287   $39,469   $35,810   $18,470   $14,845
Total Assets ..............................       56,727    51,092    45,361    21,820    16,852
Policyholder Liabilities(2)................       39,505    37,380    35,493    19,094    15,611
Debt Outstanding ..........................        2,028     1,337       278        12        38
Shareholder's Interest.....................        7,455     6,958     5,721     2,319       992
FOR THE YEAR THEN ENDED
Premiums ..................................        3,207     2,314     1,386       485       149
Total Revenues ............................        6,672     5,567     3,366     1,749     1,091
Net Income ................................          492       425       229       101        72
Investment Contracts Issued ...............        3,652     3,430     1,998     1,239     1,064

-----------

(1) Comparability of financial information is affected by acquisitions by the Company in the periods presented. See "The Company -- Significant Acquisitions."

(2) Includes future annuity and contract benefits, unearned premiums, liability for policy and contract claims, and other policyholder liabilities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.


        The following analysis of the consolidated financial condition and results of operations of GE Financial Assurance should be read in conjunction with the consolidated financial statements and the notes thereto included herein.

OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

        BACKGROUND

        GE Financial Assurance is a holding company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products primarily in North America and Asia. The Company believes that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to medical advances, the reduction in government- and employer-sponsored benefit programs and the increased need for estate planning for the most affluent group of retirees in history, have and will continue to increase the demand for innovative products and services to solve individual financial challenges. The Company's strategy is designed to take advantage of these trends by offering a broad array of products and services. The Company's product offerings are divided along two major segments of consumer needs: (1) Wealth Accumulation and Transfer and (2) Wealth and Lifestyle Protection.

        The Company effectively began operations in 1993 with the acquisition of GNA Corporation and its principal operating company, Great Northern Insured Annuity Corporation. The Company has continued to broaden its operations through a series of acquisitions since 1993. Certain of these acquisitions have been significant to the Company in terms of their impact on the Company's consolidated results of operations.

        The following table sets forth the significant acquisitions made since 1996 that impact the financial comparisons of operating results for 1998 as compared to 1997 and 1997 as compared to 1996.


 ACQUISITION                           DATE                    PRINCIPAL PRODUCTS
-------------                         ------                   ------------------
 Union Fidelity Life Insurance      April 1996       Credit products and supplemental accident
   Company                                           and health products

 The Life Insurance Company of      April 1996       Variable annuities, universal life
   Virginia                                          insurance and GICs

 First Colony Life Insurance        December 1996    Life insurance, retirement annuities and
   Company                                           structured settlements

 Colonial Penn Insurance Company    November 1997    Personal lines of automobile insurance

 GE Edison Life Insurance Company   March 1998       Life insurance, health and annuity products


        Due to the strategic nature of these acquisitions, the operations of the acquired entities are generally being absorbed within the overall operations of the Company as opposed to being operated on a stand-alone basis. For example, significant efforts have been made to centralize responsibility for specific insurance products that were formerly marketed and sold by more than one of the Company's subsidiaries.

        The chart that follows summarizes the impact of these acquisitions on operating results in 1998 and 1997. For purposes of this analysis, the column "Amount Due to Acquisitions" for each year includes those acquisitions that occurred during that particular year and the acquisitions that occurred in the immediately prior year (e.g., the "Amount Due to Acquisitions" column for the year ended December 31, 1998 includes acquisitions that were completed during 1998 and the increase in 1998 resulting from the inclusion of a full year of operations with respect to acquisitions consummated in 1997 as compared with the inclusion of a partial year of operations in 1997) and the column "Consolidated Change" includes the total increase in the specified line item as compared with the prior period.


                                                  (DOLLARS IN MILLIONS)
                                YEAR ENDED DECEMBER 31, 1998     YEAR ENDED DECEMBER 31, 1997
                                ----------------------------     ----------------------------
                                CONSOLIDATED  AMOUNT DUE TO      CONSOLIDATED     AMOUNT DUE TO
                                   CHANGE     ACQUISITIONS(1)       CHANGE       ACQUISITIONS(2)
                                   ------     --------------        ------       ---------------
Revenues:
  Premiums...................        $893            $650            $928               $777
  Net investment income .....         141              66             982                883
  Net realized investment              39               3              62                 12
  gains .....................
  Net commission income .....          14              25              (1)                 4
  Other income...............          18              44             230                178
                              ---------------------------------------------------------------

  Total revenues.............       1,105             788           2,201              1,854
                              ---------------------------------------------------------------

Benefits and expenses:
  Interest credited .........         (21)              1             359                341
  Benefits and other changes
  in policy reserves ........         737             528           1,145                935
  Commission expenses .......         (18)             21             192                165
  General expenses...........         229             230             259                211
  Amortization of
  intangibles, net...........          10              29              61                100
  Change in deferred
  acquisition costs, net.....         (11)            (90)           (153)              (187)
  Interest expense...........          72              72              22                 22
                              ---------------------------------------------------------------

  Total benefits and expenses         998             791           1,885              1,587
                              ---------------------------------------------------------------

Income before income taxes ..        $107           $  (3)           $316               $267
                              ===============================================================


-----------

(1) Includes the initiation of operations of GE Edison Life Insurance Company in April, 1998 and inclusion of a full year of operating results in 1998 for Colonial Penn and LTC, Inc. (both acquired in November,
        1997) versus one and one-half months in 1997.

(2) Includes the 1997 acquisitions of Colonial Penn and LTC, Inc. and inclusion of a full year of operating results for Life of Virginia, Union Fidelity and First Colony (the "1996 Acquisitions") versus nine months, nine months and one month, respectively, in 1996.

PREMIUMS. Premiums, which include premium revenues from traditional life, health insurance, automobile and life contingent annuity contracts, increased $893 million, or 38.6%, to $3,207 million in 1998 from $2,314 million in 1997. This increase was as a result of: (i) a full year of operating results in 1998 relating to the 1997 acquisition of Colonial Penn, (ii) the initial operations of GE Edison Life Insurance Company commencing in April 1998 and (iii) growth in certain of the Company's life, accident and health and structured settlement products. Premiums increased $928 million, or 67.0%, to $2,314 million in 1997 from $1,386 million in 1996. This increase was driven by: (i) the 1997 acquisition of Colonial Penn, (ii) a full year of operating results in 1997 relating to the 1996 acquisitions of Life of Virginia, Union Fidelity and First Colony and (iii) growth in core premiums.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS. Net investment income increased $141 million, or 5.1%, to $2,896 in 1998 from $2,755 million in 1997. The increase was due to the combination of higher levels of average invested assets ($39.5 billion in 1998 vs. $36.7 billion in 1997) resulting from the Colonial Penn acquisition, growth in core invested assets and new investments relating to the Company's operations in Japan commencing in April 1998, offset by a decrease in weighted average yield from 7.8% in 1997 to 7.6% in 1998 due to a decline in prevailing interest rates. Net investment income increased $982 million, or 55.4%, to $2,755 million in 1997 from $1,773 million in 1996. The increase was due to the combination of higher levels of average invested assets ($36.7 billion in 1997 vs. $24.1 billion in 1996) resulting from the 1996 acquisitions, and increased weighted average yields from 7.6% in 1996 to 7.8% in 1997. Net realized investment gains were $116 in 1998, $77 million in 1997 and $15 million in 1996. These changes are related to the Company's asset/liability risk management policies and vary with market and economic conditions.

OTHER INCOME. Other income is principally comprised of surrender fees, insurance charges made against universal life contracts and other specified transaction fees assessed to policyholders. Other income increased $18 million, or 4.4%, to $426 million in 1998 from $408 million in 1997. This increase was as a result of: (i) a full year of operating results in 1998 relating to the 1997 acquisition of Colonial Penn and (ii) the initial operations of GE Edison Life Insurance Company commencing in April 1998 partially offset by (iii) decreased transaction fee income due to a reduction in the balance of certain underlying reserve balances. Other income increased $230 million, or 129.2%, to $408 million in 1997 from $178 million in 1996. Substantially all of the increase resulted from a full year inclusion in 1997 of the 1996 Acquisitions discussed above.

INTEREST CREDITED. Interest credited decreased $21 million, or 1.6%, in 1998 to $1,260 million from $1,281 million in 1997. This decrease was driven by the reduction of the Company's crediting rates due to changes in market conditions and other factors. Interest credited increased $359 million, or 38.9%, to $1,281 million in 1997 from $922 million in 1996. This increase was primarily due to inclusion of a full year of operations in 1997 relating to the 1996 Acquisitions.

The Company's weighted average crediting rates for annuities decreased to 6.27% in 1998 from 6.46% in 1997, which had increased from 5.68% in 1996. Similarly, the Company's weighted average crediting rates for interest-sensitive life products decreased to 5.32% in 1998 from 5.34% in 1997, which had increased from 4.74% in 1996. The decrease in 1998 was driven by reductions in the Company's base crediting rates due to changes in market conditions. The increase in 1997 reflected the continued issuance of products with bonus crediting rates and redemptions of certain products with lower crediting rates. The Company monitors market conditions closely and resets interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts.

BENEFITS AND OTHER CHANGES IN POLICY RESERVES. Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under such contracts. These amounts increased $737 million, or 29.6%, to $3,229 million in 1998 from $2,492 million in 1997. This increase was as a result of: (i) a full year of operating results in 1998 relating to the 1997 acquisition of Colonial Penn, (ii) the initial operations of GE Edison Life Insurance Company commencing in April 1998 and (iii) growth in certain of the Company's life, accident and health and structured settlement products. Benefits and other changes in policy reserves increased $1,145 million, or 85.0%, to $2,492 million in 1997 from $1,347 million in 1996. This increase resulted from:
(i) acquisitions ($935 million, primarily (a) the acquisition of Colonial Penn and (b) inclusion of a full year of operating results in 1997 relating to the 1996 Acquisitions), and (ii) increased benefit payments and other changes in policy reserves of $210 million on existing life insurance policies, annuity contracts and accident and health insurance policies.

COMMISSION EXPENSES. Commission expense decreased $18 million, or 3.2%, to $541 million in 1998, from $559 million in 1997. This decrease was attributable to
(i) the November 1997 acquisition of LTC, Inc. (previously an independent entity providing certain services to the Company for which commissions were paid) and
(ii) a change in the Company's commission based product mix toward increased sales of certain products having lower commission rates. Commission expense in relation to premiums revenue decreased primarily due to the acquisition of Colonial Penn, a direct marketer of personal lines of automobile insurance. Commission expense increased $192 million, or 52.3%, to $559 million in 1997 from $367 million in 1996. This increase was attributable to inclusion of a full year of operating results in 1997 relating to the 1996 Acquisitions.

GENERAL EXPENSES. General expenses increased $229 million, or 33.4%, to $914 million in 1998 from $685 million in 1997. This increase was primarily a result of acquisitions, including Colonial Penn and LTC, Inc., and expenses related to the Company's GE Edison operations. General expenses increased $259 million, or 60.8%, to $685 million in 1997 from $426 million in 1996. This increase resulted from a combination of: (i) the acquisition of Colonial Penn, and (ii) inclusion of a full year of operating results in 1997 relating to the 1996 Acquisitions.

AMORTIZATION OF INTANGIBLES, NET. The Company's significant intangible assets consist of two components which both result from acquisition activities -- the present value of future profits ("PVFP"), representing the estimated future gross profits in acquired insurance contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of intangibles increased $10 million, or 3.6%, to $286 million in 1998 from $276 million in 1997. Amortization of intangibles increased $61 million, or 28.4%, to $276 million in 1997 from $215 million in 1996. Amortization of intangibles due to acquisitions in 1998 and 1997 totalled $29 million and $100 million, respectively.

Amortization of intangibles for companies acquired before 1996 declined by $19 million in 1998 and $39 million in 1997 due to lower amortization of PVFP. PVFP is amortized, net of accreted interest, based on the incidence of gross profits for interest-sensitive life and annuity policies and gross premiums on non-interest-sensitive life and accident and health products.

CHANGE IN DEFERRED ACQUISITION COSTS, NET. Acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as first year commissions in excess of renewal commissions, direct advertising and printing costs, and certain support costs such as underwriting and policy issue expenses. For accounting purposes, these costs are deferred and recognized in relation to either the premiums or gross profits from the underlying contracts. The change in net deferred acquisition costs increased $11 million, or 2.5%, to $446 million in 1998 from $435 million in 1997. This increase was primarily due to inclusion of a full year of operating results in 1998 relating to the 1997 acquisition offset by lower deferrable acquisition costs, primarily commissions, due to the acquisition of LTC, Inc. in November, 1997 (previously an independent entity providing certain services to the Company for which commissions were paid) and lower production associated with certain of the Company's existing products. The change in net deferred acquisition costs increased $153 million, or 54.3%, to $435 million in 1997 from $282 million in 1996. This increase was primarily attributable to inclusion of a full year of operating results in 1997 relating to the 1996 Acquisitions. The change in deferred acquisition costs related to amortization of costs previously deferred increased $55 million in 1997 to $114 million from $59 million in 1996. This increase was primarily attributable to inclusion of a full year of operating results in 1997 relating to the 1996 Acquisitions.

INTEREST EXPENSE. Interest expense increased $72 million to $95 million in 1998 from $23 million in 1997. This increase resulted from the inclusion of a full year of interest costs in 1998 in connection with the 1997 acquisition of Colonial Penn and the commencement of GE Edison operations in April 1998. Interest expense increased $22 million to $23 million in 1997 from $1 million in 1996. This increase resulted from the inclusion of a full year of operating results in 1997 of First Colony (acquired in 1996) and interest costs incurred in connection with the 1997 acquisition of Colonial Penn.

        SEGMENT OPERATIONS

 WEALTH ACCUMULATION AND TRANSFER

        The Company's principal product lines under the Wealth Accumulation and Transfer segment are (i) annuities (deferred, and immediate; either fixed or variable), (ii) life insurance (universal, term, ordinary and group), (iii) guaranteed investment contracts ("GICs") and (iv) mutual funds. Wealth Accumulation and Transfer products are used by customers as vehicles for accumulating wealth, often on a tax-deferred basis, transferring wealth to beneficiaries, or providing a means to replace the insured's income in the event of premature death.

        The following table sets forth certain summarized financial data for GE Financial Assurance's Wealth Accumulation and Transfer segment for the years ended December 31, 1998, 1997, and 1996.

                                                      YEARS ENDED DECEMBER 31,
                                                        1998     1997    1996
                                                        ----     ----    ----
                                                        (DOLLARS IN MILLIONS)

Revenues:
  Premiums ..........................................   $1,557   $1,192    $465
  Net investment income..............................    2,631    2,578   1,626
  Net realized investment gains......................      116       77      13
  Other revenues.....................................      395      411     186
                                                      --------------------------


  Total revenues ....................................    4,699    4,258   2,290
                                                      --------------------------


Benefits and expenses:
  Interest credited..................................    1,260    1,281     837
  Benefits and other changes in policy reserves .....    2,040    1,720     809
  Other expenses ....................................      730      668     374
                                                      --------------------------


  Total benefits and expenses........................    4,030    3,669   2,020
                                                      --------------------------


Income before income taxes...........................     $669     $589    $270
                                                      ==========================

        Operating income from this segment represented 84.4%, 85.9% and 73.0% of the Company's total operating income for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 decrease was driven primarily by the full year impact of the Colonial Penn purchase in November 1997. This acquisition caused net income to grow within the Wealth and Lifestyle Protection segment at a faster rate during 1998 than net income grew in the Wealth Accumulation and Transfer segment. The 1997 increase was driven primarily by the full year impact of the 1996 acquisitions. These acquisitions caused net income to grow within the Wealth Accumulation and Transfer segment at a faster rate during this period than net income grew in the Wealth and Lifestyle Protection segment. The Company's operating income from the Wealth Accumulation and Transfer segment increased 13.6% in 1998 to $669 million, and 118.1% in 1997, to $589 million from $270 million in 1996. These increases were driven primarily by higher levels of invested assets and life insurance policies in force.

        Despite these acquisitions, the Company's sales of deferred fixed annuities declined 3.4% in 1998 and 5.8% in 1997. These declines were largely due to the low interest rate environment that existed in 1998 and 1997, the termination of certain exclusive annuity marketing arrangements with banks and the increased demand for variable annuities and other products which allow consumers to participate in the strong capital markets. In 1998 and 1997, the Company experienced significant growth in sales of certain immediate annuities, variable annuities and life products. Sales of single premium immediate annuities increased 33.5% and 159.9% for the year ended December 31, 1998 and 1997, respectively while sales of GICs increased 99.8% and 122.0% for the years ended December 31, 1998 and 1997. These increases were largely due to the demand for variable annuities noted above, the 1996 acquisitions and the introduction of certain new products by the Company.

 WEALTH AND LIFESTYLE PROTECTION

        The Company's principal product lines under the Wealth and Lifestyle Protection segment are (i) long-term care, (ii) supplemental accident and health insurance, (iii) personal lines of automobile insurance and (iv) credit insurance. Wealth and Lifestyle Protection products are used by customers as vehicles to protect their income and assets from the adverse economic impacts of automobile accidents and related liabilities or significant health care costs or other unanticipated events that cause temporary or permanent loss of earnings capabilities (including the ability to repay certain indebtedness).

        The following table sets forth certain summarized financial data for GE Financial Assurance's Wealth and Lifestyle Protection segment for the years ended December 31, 1998, 1997 and 1996.

                                                       YEARS ENDED DECEMBER 31,
                                                        1998     1997    1996
                                                        ----     ----    ----
                                                        (DOLLARS IN MILLIONS)
Revenues:
  Premiums............................................. $1,650   $1,122   $921
  Net investment income................................    265      177    147
  Net realized investment gains........................    ---      ---      2
  Other revenues.......................................     58       10      6
                                                       ------------------------


  Total revenues.......................................  1,973    1,309  1,076
                                                       ------------------------

Benefits and expenses:
  Interest credited....................................    ---      ---     85
  Benefits and other changes in policy reserves........  1,189      772    538
  Other expenses.......................................    660      440    353
                                                       ------------------------

  Total benefits and expenses..........................  1,849    1,212    976
                                                       ------------------------

Income before income taxes.............................   $124     $ 97   $100
                                                       ========================

        Operating income from this segment represented 15.6%, 14.1%, and 27.0% of the Company's total results for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's operating income from the Wealth and Lifestyle Protection segment increased 27.8% in 1998 to $124 million, after a 3.0% decrease in 1997 to $97 million from $100 million in 1996. Premiums and investment income increased in 1998 and 1997 due to the impact of the acquisition of Colonial Penn in November 1997 and the full year impact in 1997 of the 1996 acquisition of Union Fidelity (April 1996) and growth in sales of long-term care policies.

        In addition to acquisition related growth, the Company benefited from increased demand for its long-term care products. Sales of long-term care policies grew to 2.8% in 1998 to $112 million, and 31.3% in 1997 to $109 million from $83 million in 1996. The higher sales were driven by an increase in the number of career agents selling the product and heightened market awareness of the need for this type of insurance coverage. This market awareness was driven by the passage of the Health Insurance Portability and Accountability Act of 1996 by Congress.

        FINANCIAL CONDITION

TOTAL ASSETS. Total assets increased $5.6 billion, or 11.0%, to $56.7 billion at December 31, 1998 from $51.1 billion at December 31, 1997. The increase resulted primarily from the initial operations of GE Edison Life Insurance Company and growth in existing insurance and investment products. The majority of the increase in total assets occurred in the investments and separate account asset categories that are discussed in more detail below.

TOTAL INVESTMENTS. Total investments increased $2.8 billion, or 7.1%, to $42.3 billion at December 31, 1998 from $39.5 billion at December 31, 1997. Consistent with the increase in total assets, total investments increased primarily from the initial operations of GE Edison Life Insurance Company and investment income of $2.9 billion, net of cash outflows from other investing activities.

SEPARATE ACCOUNT ASSETS. The separate account assets represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of December 31, 1998, the Company held $5.6 billion of separate account assets. The increase in such balances of $1.5 billion from $4.1 billion at December 31, 1997 relates almost entirely to increased sales and unrealized market value gains.

TOTAL LIABILITIES. Total liabilities increased $5.0 billion, or 11.4%, to $49.1 billion at December 31, 1998 from $44.1 billion at December 31, 1997. The increase resulted primarily from initial operations at GE Edison Life Insurance Company and growth in existing insurance and investment products. The majority of the overall increase in total liabilities occurred in the future annuity and contract benefits, liability for policy and contract claims, short-term borrowings and separate account liability categories that are discussed in more detail below.

FUTURE ANNUITY AND CONTRACT BENEFITS. Future annuity and contract benefits increased $2.0 billion, or 5.9%, to $36.3 billion at December 31, 1998 from $34.3 billion at December 31, 1997. The increase resulted primarily from growth in certain existing insurance and investment products.

LIABILITY FOR POLICY AND CONTRACT CLAIMS. Policy and contract claims increased $0.2 billion, or 11.6%, to $1.7 billion at December 31, 1998 from $1.5 billion at December 31, 1997. Consistent with the increase in total liabilities, the increase resulted primarily from growth in certain existing insurance and investment products.

LONG-TERM DEBT. Long-term debt increased $0.5 billion to $0.7 billion at December 31, 1998 from $0.2 billion at December 31, 1997. The increase resulted primarily from financing the initial operations of GE Edison Life Insurance Company.

SEPARATE ACCOUNT LIABILITIES. The separate account liabilities represent the liability associated with the separate account assets. As discussed above, the $1.5 billion increase in such balances to $5.6 billion at December 31, 1998 relates almost entirely to increased sales and unrealized market value gains.

MINORITY INTEREST. Minority interest increased $120 million at December 31, 1998 to $123 million from $3 million at December 31, 1997 due to the recording of minority interest relating to the capitalization of GE Edison Life Insurance Company.

LIQUIDITY AND CAPITAL RESOURCES

        The principal liquidity requirements for GE Financial Assurance's insurance operations are its contractual obligations to policyholders and annuitants and its payment of dividends to policyholders. Contractual obligations include payments of surrender benefits, contract withdrawals, claims under outstanding insurance policies and annuities, and policy loans. The primary sources for meeting these contractual requirements are investment income and scheduled principal repayments from its total investment portfolio, and a portion of its premium income. To provide for additional liquidity to meet normal variations in contract obligations, GE Financial Assurance maintains cash and short-term investments. GE Financial Assurance places commercial paper in the U.S. market as a vehicle to fund certain of the Company's acquisitions.

        In addition, the Company maintains committed back-up credit lines with third-party banks to support its commercial paper program and maintains committed credit lines with General Electric Capital Corporation to provide interim funding for the Company's acquisition activity and to provide liquidity to meet normal variation in contract obligations.

        Historically, GE Financial Assurance has, through its operating companies, generated positive cash flows from operating and certain financing activities (including net cash provided by operating activities and cash used by redemptions and benefit payments on investment contracts, net of proceeds from issue of investment contracts). For the years ended December 31, 1998, 1997, and 1996, cash flows from operating and certain financing activities were $2,117 million, $1,028 million and $895 million, respectively. These amounts include net cash used in investing activities relating to investment contract issues and redemptions of $703 million, $923 million and $1,012 million for the years ended December 31, 1998, 1997, and 1996, respectively. These net uses of cash reflect a continued shift in customer preferences away from fixed rate investment products to investment products which include participation in the capital markets.

        The nature and quality of the various types of investments purchased by a U.S. life insurance company must comply with the statutes and regulations imposed by the various states in which those entities are licensed to market and sell insurance and investment products. The Company primarily purchases investment-grade (BBB-/Baa3 or above) bonds. At December 31, 1998, $32.6 billion, or 88.5%, of the fixed maturity securities held by the Company were bonds rated by a rating agency (S&P's or Moody's), or were government/agency bonds. The remaining $4.3 billion, or 11.5%, was comprised primarily of private placement bonds not rated by either rating agency. At December 31, 1998, the Company held $1,861 million of bonds rated below investment grade (excluding split-rated bonds). In addition, the Company held $382 million of "not-rated" bonds which the Company believes are below investment grade. Below investment grade bonds include those bonds originally purchased as investment grade but subsequently downgraded in rating, as well as bonds purchased as below investment grade. The Company holds this small percentage of below investment grade bonds in order to enhance the yield on its investment portfolio.

        Certain of the Company's products contain provisions for penalty charges for surrender of the policy. These charges range from 5% to 8% at policy origination and grade to zero over predetermined periods ranging from five to twenty years. At December 31, 1998, approximately 81% of the Company's annuity contracts were subject to surrender penalties or contained non-surrender provisions.

        GE Financial Assurance's ability to pay dividends to its shareholder and meet its obligations, including debt service and operating expenses, primarily depends on receiving sufficient funds from its insurance subsidiaries. Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends in excess of the prescribed limits or the company's earned surplus are deemed extraordinary and require formal state insurance commission approval. Based on statutory results as of December 31, 1998, the Company is able to receive $241 in dividends in 1999 without obtaining regulatory approval. See "Insurance Regulation -- General Regulation at State Level."

YEAR 2000

        Year 2000 will test the capability of business processes to function correctly. The Company, with the assistance of its parent, has undertaken an effort to identify and mitigate Year 2000 issues in its information systems, products, facilities and suppliers. The Company has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure- identify and inventory possible sources of Year 2000 issues; (2) analyze- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve- execute project plans and perform a majority of the testing; and (4) control complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored and reviews with senior management are conducted monthly. The first three phases of the program have been completed for a substantial majority of mission-critical activities. Management plans to have nearly all significant information systems, products and facilities through the control phase of the program by mid-1999.

        The scope of the Year 2000 effort encompasses hundreds of applications and computer programs, as well as products and services, facilities and facilities-related equipment, and suppliers and customers. Business operations are also affected by the Year 2000 readiness of customers, distribution channels and infrastructure suppliers in areas such as utilities, communications and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes for the Company's businesses. The likelihood and effects of failures in the customer base, infrastructure systems, distribution channels and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its products, distribution channels, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

        Total Year 2000 remediation expenditures to be incurred by the Company are expected to be approximately $47 million, of which approximately 80% was spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. Most of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

PROPOSED REPORTING CHANGES

        The NAIC currently has a project under way to codify statutory accounting principles ("SAP"), as existing SAP does not address all accounting issues and may differ from state to state. Upon completion, the codification is expected to replace prescribed or permitted SAP in each state as the new comprehensive statutory basis of accounting for insurance companies. The final format of the codification is uncertain at this time, yet implementation could be required as early as January 1, 2001. Due to the project's uncertainty, the Company has not yet quantified the impact any such changes would have on the statutory capital and surplus or statutory results of operations of its subsidiaries. While significant uncertainties surrounding the ultimate outcome of the codification remains, management currently believes adoption of such standards would not have a material impact on the statutory capital and surplus or statutory results of operations of its subsidiaries.

INTEREST RATE CHANGES

        Interest rate changes may have temporary effects on the sale and profitability of the annuity, universal life, and other investment products offered by GE Financial Assurance's insurance subsidiaries. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by GE Financial Assurance's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of GE Financial Assurance's products until GE Financial Assurance increases the rate credited to holders of its annuity, universal life, and other investment products. GE Financial Assurance constantly monitors interest earnings on existing assets and yields available on new investments and sells policies and annuities that permit flexible responses to interest rate changes as part of its management of interest spreads.

INVESTMENTS

        The Company manages its investment portfolio to meet the diversification, credit quality, yield and liquidity requirements of its policy liabilities by investing primarily in fixed maturity instruments, including government and corporate bonds, mortgage-backed securities, and mortgage loans on real estate. At December 31, 1998, the Company held $39.9 billion, or 94.3% of its investment portfolio, in fixed maturity instruments and mortgage loans. The Company's investment philosophy focuses on purchasing assets the durations of which approximate policyholder obligations. To match some of its longer term policy liabilities, the Company has followed a strategy of buying bonds with adequate call protection. The Company also invests in preferred stock, policy loans, short-term securities and other investments, which comprised the remaining 5.7% of its investment portfolio at December 31, 1998.

        The Company primarily purchases investment-grade (BBB-/Baa3 or above) bonds. At December 31, 1998, $32.6 billion, or 88.5%, of the fixed maturity securities held by the Company were bonds rated by a rating agency (S&P or Moody's), or were government/agency bonds. The remaining $4.3 billion, or 11.5%, was comprised primarily of private placement bonds not rated by either rating agency. At December 31, 1998, the Company held $1,861 million of bonds rated below investment grade (excluding split-rated bonds). In addition, the Company held $382 million of "not-rated" bonds which the Company believes are below investment grade. Below investment grade bonds include those bonds originally purchased as investment grade but subsequently downgraded in rating, as well as bonds purchased as below investment grade. The Company holds this small percentage of below investment grade bonds in order to enhance the yield on its investment portfolio.

        Investments in mortgage-backed securities include $6,965 million in collateralized mortgage obligations (CMOs) and asset-backed securities and $938 million of pass-through securities. These securities are secured primarily by pools of residential mortgages and generally carry high credit ratings. Approximately 32% of the mortgage-backed securities are backed by securities issued by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, or Federal National Mortgage Association. In the aggregate, the mortgage-backed securities had an average rating of AAA/Aaa at December 31, 1998. Most CMO and pass-through securities are subject to prepayment and extension risk (i.e., principal can be received earlier or later than anticipated, based on the rate of mortgage prepayments in the underlying residential mortgage pools).

        At December 31, 1998, the Company's investments in equity securities totalled $361 million, of which $314 million was preferred stock and $47 million was common stock. The investments in preferred stock generally pay dividends on a quarterly basis at yields comparable to bonds.

        The Company has classified all of its fixed maturity and equity securities as available-for-sale. Therefore, these securities are carried on the balance sheet at current fair values and marked to market quarterly. Changes in market value, net of the effect on present value of future profits, deferred policy acquisition costs and deferred income taxes, are recorded as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income, but is shown as a separate component of accumulated non-owner changes in equity. At December 31, 1998, the amortized cost basis of the Company's fixed maturity securities was $35,568 million, representing net unrealized gains of $1,330 million, while the cost basis of equity securities was $340 million, representing net unrealized gains of $21 million.

     The Company's mortgage loan portfolio consisted of 1,878 loans at December 31, 1998. The loans, which are originated through a network of mortgage bankers, are made only on completed, leased properties and generally have a maximum loan-to-value ratio of 75% at the date of origination. Commercial loans comprise the majority of the portfolio, with 42.4%, 22.3% and 17.6% attributable to the retail, industrial and office sectors, respectively. The remainder of the loans, 17.7%, are attributable to the residential and other miscellaneous sectors. The mortgage loans are secured by property throughout the U.S., with concentrations in the Pacific region (32.7%) and the South Atlantic region (23.9%).

        Certain policies issued by the Company allow the policyholders to borrow against the policy. These loans are classified in the asset side of the balance sheet as Policy Loans. At December 31, 1998, the outstanding loans of $1,156 million bore interest at an average rate of 8.7%, which is determined by the terms of the policy.

        Other invested assets of $748 million at December 31, 1998 were comprised of several types of assets. The Company has made investments in mutual funds offered by the Company's mutual fund and variable annuity distribution channels of ($151 million) in order to provide seed money for these funds. Pursuant to a periodic review of its asset allocation strategy, the Company has also made investments in limited partnerships ($444 million) and real estate and other properties ($24 million) in order to achieve higher investment returns on an incremental portion of the portfolio.

                     INVESTMENT PORTFOLIO

                                                            DECEMBER 31, 1998
                                                        FAIR MARKET   PERCENTAGE
                                                           VALUE       OF TOTAL
                                                          (DOLLARS IN MILLIONS)

Fixed Maturity Securities -- Available-For-Sale(1)
  U.S. Government and Agencies...........................   $ 1,603       3.8%
  State and Municipal ...................................       662        1.6
  Foreign Government.....................................       179         .4
  Foreign Corporate .....................................     2,220        5.3
  U.S. Corporate.........................................    24,331       57.5
  Mortgage-Backed(2).....................................     7,903       18.7
                                                          ---------------------

  Total Fixed Maturity Securities........................    36,898       87.3
                                                          ---------------------

Equity Securities -- Available-For-Sale(3)
  Common Stock...........................................        47         .1
  Preferred Stock, Non-Redeemable .......................       314         .7
                                                          ---------------------

  Total Equity Securities................................       361         .8
                                                          ---------------------

Mortgage Loans on Real Estate, Net.......................     2,960        7.0
Policy Loans ............................................     1,156        2.7
Short Term Investments ..................................       164         .4
Other Invested Assets
  Mutual Funds...........................................       151         .4
  Limited Partnerships...................................       444        1.1
  European Style Call Options............................        71         .2
  Interest Rate Swaps and Floors.........................        58         .1
  Real Estate Owned .....................................         8        ---
  Other .................................................        16        ---
                                                          ---------------------

  Total Other Invested Assets............................       748        1.8
                                                          ---------------------

Total Investments........................................   $42,287     100.0%
                                                          =====================



-----------
(1) Fixed maturity securities available-for-sale are stated at current market values. Amortized cost of fixed maturity securities available-for-sale at December 31, 1998 was $35,568 million, representing net unrealized gains of $1,330 million. Changes in market value, net of the effect on present value of future profits, deferred policy acquisition costs and deferred federal income taxes, are reflected as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income, but is shown as a separate component of accumulated non-owner changes in equity.

(2) Mortgage-backed securities are comprised of CMOs ($6,965 million) and pass-throughs securities ($938 million).

(3) Equity securities available-for-sale are stated at current market values. The cost basis of equity securities available-for-sale at December 31, 1998 was $340 million, representing net unrealized gains of $21 million. Changes in market value, net of the effect on present value of future profits, deferred policy acquisition costs and deferred federal income taxes, are reflected as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income, but is shown as a separate component of accumulated non-owner changes in equity.

        The following table summarizes the Company's investment results for the periods indicated.

                               INVESTMENT RESULTS



                                                      YEARS ENDED DECEMBER 31,
                                                      1998      1997      1996
                                                      ----      ----      ----
                                                        (DOLLARS IN MILLIONS)

 Total Average Invested Assets (1) ..............   $39,544   $36,641   $24,144
 Net Investment Income (2) (4) ..................    $2,896    $2,755    $1,773
 Effective Yield (3) ............................      7.6%      7.8%      7.6%
 Net Realized Investment Gains (4)...............      $116       $77       $15


-----------

(1) Average of cash and total invested assets on an amortized cost basis, adjusted for impact of timing on acquired companies.

(2) Net investment income is net of investment expenses and excludes capital gains or losses or provision for income taxes.

(3) Net investment income divided by the sum of the (i) average cash and total invested assets minus (ii) one-half of net investment income.

(4)     Excludes provision for income taxes.

        The credit quality of the Company's bond portfolio as stated below is based upon the higher of the ratings published by S&P or Moody's.

                            PORTFOLIO CREDIT QUALITY

                                                    DECEMBER 31, 1998
                                                 FAIR MARKET   PERCENTAGE
                                                    VALUE       OF TOTAL
                                                   (DOLLARS IN MILLIONS)

 Agencies and Treasuries.....................       $ 4,953        13.4%
 AAA/Aaa.....................................         5,003         13.6
 AA/Aa.......................................         2,541          6.9
 A/A.........................................         9,586         26.0
 BBB/Baa.....................................         8,700         23.6
 BB/Ba.......................................         1,294          3.5
 B/B.........................................           565          1.5
 CCC/Caa.....................................             2          ---
 Not Rated...................................         4,254         11.5
                                              ---------------------------

   Total ....................................       $36,898       100.0%
                                              ===========================

        As of December 31, 1998, the Company's bond portfolio had an average rating of A+/A1. According to S&P and Moody's, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. S&P applies "+" and "-" modifiers in each generic rating classification from AA to CCC. Moody's applies numerical modifiers "1", "2" and "3" in each generic rating classification from Aa to B. Modifier "1" indicates a bond in the higher end of a generic rating classification.

        Fixed maturity securities with ratings ranging from AAA/Aaa to BBB-/Baa3 are generally regarded as investment grade. Some agencies and treasuries (that is, those securities issued by the U.S. Government or an agency thereof) are not rated, but are considered to be investment grade securities. Finally, some securities, such as private placements, have not been assigned a rating by any rating service and are therefore categorized as "not rated". This has neither positive nor negative implications regarding the credit quality of the security.

        At December 31, 1998 and 1997, there were fixed maturity securities in default with a fair value of $11 million and $8 million, respectively.

        The following table sets forth scheduled maturities for the Company's investments in fixed maturities at December 31, 1998.

                              SCHEDULED MATURITIES


                                                       DECEMBER 31, 1998
                                                    FAIR MARKET   PERCENTAGE
                                                       VALUE       OF TOTAL
                                                      (DOLLARS IN MILLIONS)

 Due in one year or less .......................        $1,204         3.3%
 Due after one year through five years .........         6,599         17.9
 Due after five years through 10 years .........         5,220         14.1
 Due after 10 years.............................        15,972         43.3
 Mortgage-backed securities ....................         7,903         21.4
                                                 ---------------------------

   Total........................................       $36,898       100.0%
                                                 ===========================







        Expected maturities may differ from scheduled maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 1998, $8,756 million of the Company's investments (excluding mortgage-backed securities) were subject to certain call provisions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE AND CURRENCY RISK MANAGEMENT

        In normal operations, the Company must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

        The Company uses various financial instruments, particularly interest rate and currency swaps, but also futures, options and currency forwards, to manage risks. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Company does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 8 and 12 to the consolidated financial statements.

        The Company manages its exposure to changes in interest rates, in part, by funding its assets with an appropriate mix of fixed and variable rate debt and its exposure to currency fluctuations principally by funding local currency denominated assets with debt denominated in those same currencies.

        The Company is exposed to prepayment risk in certain of its business activities, such as in its investment portfolio, mortgage and annuities activities. In order to hedge those exposures, the Company uses swaps, futures, and option-based financial instruments. These instruments generally behave based on limits ("caps", "floors" or "collars") on interest rate movement. These swaps, futures and option-based instruments are governed by the credit risk policies described below and are transacted in either exchange-traded or over-the-counter markets.

        Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. Substantially all treasury actions are centrally executed by the Company's Treasury Department, which maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures.

        As a result of the Company's use of swaps, purchased options and forwards, the principal risk is credit risk - risk that counterparties will be financially unable to make payments in accordance with the agreements. Associated market risk is meaningful only as it relates to how changes in the market value affect credit exposure to individual counterparties. Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints.

        Once a counterparty reaches a credit exposure limit (see table below), no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.


        COUNTERPARTY CREDIT CRITERIA                    CREDIT RATING
                                                   -------------------------
                                                                 STANDARD
                                                    MOODY'S       & POOR'S
                                                   -----------   -----------

        Term of transaction
          Between one and five years ............     Aa3           AA-
          Greater than five years ...............     Aaa           AAA
        Credit exposure limits
          Up to $50 million .....................     Aa3           AA-
          Up to $75 million .....................     Aaa           AAA


      o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

        More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

        The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1998, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $10 million. These amounts are the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

        Following is an analysis of credit risk exposures as of December 31:

    PERCENTAGE OF NOTIONAL DERIVATIVE EXPOSURE BY COUNTERPARTY CREDIT RATING
----------------------------------------------------------------------------
 MOODY'S/STANDARD & POOR'S              1998          1997          1996
 -------------------------          ------------ ------------- -------------
 Aaa/AAA .........................        90%           47%           --%
 Aa/AA ...........................        10%           53%          100%
 A/A and below ...................        --%           --%           --%

        The Securities and Exchange Commission requires that registrants disclose information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 1999 net earnings of the Company based on year-end 1998 positions by approximately $20 million.

o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Company assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 1999 net earnings of the Company based on year-end 1998 positions by an insignificant amount.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                    CONTENTS

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----
 Independent Auditors' Report.........................................      45
 Consolidated Balance Sheets..........................................      46
 Consolidated Statements of Income ...................................      47
 Consolidated Statements of Shareholder's Interest....................      48
 Consolidated Statements of Cash Flows................................      49
 Notes to Consolidated Financial Statements...........................      50
 Independent Auditors' Report on Financial Statement Schedules........      79
 Schedule II, Condensed Financial Information (Parent Company)........      80
 Schedule III, Supplemental Insurance Information.....................      84

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
GE Financial Assurance Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                    KPMG LLP

Richmond, Virginia
January 22, 1999

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             (Dollar amounts in millions, except per share amounts)


                                                                     December 31,
                                                                 -------------------
ASSETS                                                           1998          1997
                                                                 ----          ----
Investments:
   Fixed maturities available-for-sale, at fair value           $ 36,898      $ 34,537
   Equity securities available-for-sale, at fair value:
    Common stocks                                                     47            44
    Preferred stocks, non-redeemable                                 314           372
   Mortgage loans, net of valuation allowance of $65 and $57
    at December 31, 1998 and 1997, respectively                    2,960         2,667
   Policy loans                                                    1,156         1,066
   Short-term investments                                            164           286
   Other invested assets                                             748           497
                                                                --------       -------
         Total investments                                        42,287        39,469
                                                                --------       -------
Cash                                                                 214            44
Accrued investment income                                            789           750
Deferred acquisition costs                                         1,318           863
Intangible assets                                                  3,243         3,354
Reinsurance recoverable                                            1,634         1,725
Other assets                                                       1,673           781
Separate account assets                                            5,569         4,106
                                                                --------      --------
         Total assets                                           $ 56,727      $ 51,092
                                                                ========      ========
LIABILITIES AND SHAREHOLDER'S INTEREST

Liabilities:
   Future annuity and contract benefits                         $ 36,272      $ 34,258
   Unearned premiums                                                 966         1,121
   Liability for policy and contract claims                        1,697         1,521
   Other policyholder liabilities                                    570           480
   Accounts payable and accrued expenses                           1,992         1,264
   Deferred income tax liability                                      55            44
   Short-term borrowings                                           1,330         1,162
   Separate account liabilities                                    5,569         4,106
   Long-term debt                                                    698           175
                                                                --------      --------
         Total liabilities                                        49,149        44,131
                                                                --------      --------
Minority interest                                                    123             3

Shareholder's interest:
   Net unrealized investment gains                                   713           661
   Foreign currency translation adjustments                           73             -
                                                                --------      --------
   Accumulated non-owner changes in equity                           786           661
   Common stock ($1 par value, 1,000 authorized,
    1,000 shares issued and outstanding)                               -             -
   Additional paid-in capital                                      5,435         5,435
   Retained earnings                                               1,234           862
                                                                --------      --------
         Total shareholder's interest                              7,455         6,958
                                                                --------      --------
         Total liabilities and shareholder's interest           $ 56,727      $ 51,092
                                                                ========      ========



          See accompanying notes to consolidated financial statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

                          (Dollar amounts in millions)


                                                        Years Ended December 31,
                                                  1998           1997           1996
                                                  ----           ----           ----
Revenues:
   Net investment income                         $ 2,896        $ 2,755        $ 1,773
   Net realized investment gains                     116             77             15
   Premiums                                        3,207          2,314          1,386
   Net commission income                              27             13             14
   Other income                                      426            408            178
                                                --------        -------        -------
        Total revenues                             6,672          5,567          3,366
                                                --------        -------        -------
Benefits and expenses:
   Interest credited                               1,260          1,281            922
   Benefits and other changes in policy reserves   3,229          2,492          1,347
   Commissions                                       541            559            367
   General expenses                                  914            685            426
   Amortization of intangibles, net                  286            276            215
   Change in deferred acquisition costs, net        (446)          (435)          (282)
   Interest expense                                   95             23              1
                                                --------        -------        -------
        Total benefits and expenses                5,879          4,881          2,996
                                                --------        -------        -------
        Income before income taxes and
          minority interest                          793            686            370
Provision for income taxes                           301            261            140
                                                --------        -------        -------
        Income before minority interest              492            425            230
Minority interest                                      -              -              1
                                                --------        -------        -------
        Net income                                 $ 492          $ 425          $ 229
                                                ========        =======        =======

          See accompanying notes to consolidated financial statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S INTEREST

               (Dollar amounts in millions, except share amounts)



                                                                                         Accumulated
                                                                                          Non-owner
                                                                              Additional   Changes                 Total
                                                              Common Stock     Paid-In    Other Than  Retained  Shareholder's
                                                            Shares    Amount   Capital     Earnings   Earnings    Interest
                                                            ------    ------   -------     --------   --------    --------
BALANCES AT JANUARY 1, 1996                                  1,000    $    -   $ 1,874      $  237     $  208      $ 2,319
Changes other than transactions with shareholder:
   Net income                                                    -         -         -           -        229          229
   Net unrealized losses on investment securities(a)             -         -         -        (388)         -         (388)
                                                                                                                   --------
    Total changes other than transactions with shareholder                                                            (159)
                                                                                                                   --------
Contribution of Life of Virginia                                 -         -       964           -          -          964
Contribution of UFLIC                                            -         -       425           -          -          425
Cash contribution for acquisition of First Colony                -         -     2,172           -          -        2,172
                                                           -------   -------   -------      ------     ------      -------
BALANCES AT DECEMBER 31, 1996                                1,000         -     5,435        (151)       437        5,721
Changes other than transactions with shareholder:
   Net income                                                    -         -         -           -        425          425
   Net unrealized gains on investment securities(a)              -         -         -         812          -          812
                                                                                                                   -------
    Total changes other than transactions with shareholder                                                           1,237
                                                           -------   -------   -------      ------     ------      =======
BALANCES AT DECEMBER 31, 1997                                1,000         -     5,435         661        862        6,958
Changes other than transactions with shareholder:
   Net income                                                    -         -         -           -        492          492
   Net unrealized gains on investment securities(a)              -         -         -          52          -           52
   Foreign currency translation adjustments                      -         -         -          73          -           73
                                                                                                                   -------
    Total changes other than transactions with shareholder                                                             617
                                                                                                                   -------
Dividends declared                                               -         -         -           -       (120)        (120)
                                                           -------    ------   -------      ------     ------      -------
BALANCES AT DECEMBER 31, 1998                                1,000    $    -   $ 5,435      $  786    $ 1,234      $ 7,455
                                                           =======    ======   =======      ======    =======      =======

(a) Presented net of deferred taxes of $(29) million, $(450) million and $215 million in 1998, 1997, and 1996, respectively





          See accompanying notes to consolidated financial statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in millions)



                                                                                      Years Ended December 31,
                                                                                    1998        1997        1996
                                                                                    ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 492       $ 425       $ 229
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interest                                                               -           -           1
      Increase in future policy benefits                                          2,601       2,195       1,504
      Charges assessed to policyholders                                            (282)       (289)        (97)
      Net realized investment gains                                                (116)        (77)        (15)
      Amortization of investment premiums and discounts                             (50)         (6)         23
      Amortization of intangibles                                                   286         276         215
      Deferred income tax expense (benefit)                                          53           7          (4)
      Change in certain assets and liabilities:
       Decrease (increase) in:
        Accrued investment income                                                   (38)        (75)       (109)
        Deferred acquisition costs                                                 (446)       (435)       (282)
        Other assets, net                                                          (555)       (355)         17
       Increase (decrease) in:
        Other policy-related balances                                                91         236         190
        Accounts payable and accrued expenses                                       784          49         235
                                                                                 ------      ------      ------
              Total adjustments                                                   2,328       1,526       1,678
                                                                                 ------      ------      ------
              Net cash provided by operating activities                           2,820       1,951       1,907
                                                                                 ------      ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales and maturities of investment securities
    and other invested assets                                                     8,320       5,049       3,849
   Principal collected on mortgage and policy loans                                 471         284         236
   Purchase of investment securities and other invested                         (10,542)     (5,815)     (4,602)
   Mortgage and policy loan originations                                           (859)       (631)       (542)
   Purchase of First Colony, net of cash acquired                                     -           -      (1,869)
   Purchase of Colonial Penn, net of cash acquired                                    -        (869)          -
   Purchase of LTC, Inc., net of cash acquired                                        -         (59)          -
   Purchase of GE Edison Life Insurance Company, net of cash required              (572)          -           -
   Purchase of note from GE Capital                                                   -           -        (175)
                                                                                 ------      ------      ------
              Net cash used in investing activities                              (3,182)     (2,041)     (3,103)
                                                                                 ------      ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issue of investment contracts                                    3,652       3,430       1,998
   Redemption and benefit payments on investment contracts                       (4,355)     (4,353)     (3,010)
   Proceeds from short-term borrowings                                            3,303       2,763         574
   Payments on short-term borrowings                                             (3,703)     (2,141)       (482)
   Proceeds from long-term debt                                                     515           -           -
   Net commercial paper borrowings (maturities 90 days or less)                     568         436           -
   Borrowings from minority interest holder                                         556           -           -
   Capital contribution from GE Capital                                               -           -       2,172
   Cash received upon acquisition of Life of Virginia and UFLIC                       -           -          82
   Dividend paid to shareholder                                                    (120)          -           -
                                                                                 ------      ------      ------
              Net cash provided by financing activities                             416         135       1,334
                                                                                 ------      ------      ------
Effect of exchange rate changes on cash                                              (6)          -           -
              Net increase in cash and cash equivalents                              48          45         138
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      330         285         147
                                                                                 ------      ------      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 378       $ 330       $ 285
                                                                                 ======      ======      ======


          See accompanying notes to consolidated financial statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          (Dollar amounts in millions)



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a) PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the historical operations and accounts of GE Financial Assurance Holdings, Inc. and its subsidiaries (collectively the "Company"). Significant subsidiaries of the Company include General Electric Capital Assurance Company (whose significant subsidiaries include Great Northern Insured Annuity Corporation, GE Capital Life Assurance Company of New York, Federal Home Life Insurance Company and subsidiaries, The Life Insurance Company of Virginia and subsidiary, and First Colony Life Insurance Company and subsidiaries), GNA Corporation, Union Fidelity Life Insurance Company, GE Edison Life Insurance Company and Colonial Penn Insurance Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

        All of the outstanding common stock of GE Financial Assurance Holdings, Inc. (GE Financial Assurance) is owned by General Electric Capital Corporation (GE Capital), a wholly-owned subsidiary of General Electric Capital Services, Inc. (GE Capital Services), which in turn is a wholly-owned subsidiary of General Electric Company. GE Financial Assurance was formed by GE Capital in October 1996. GE Capital subsequently contributed its wholly-owned subsidiary, GNA Corporation, to GE Financial Assurance. These consolidated financial statements reflect the combination of GE Financial Assurance and GNA Corporation at historical cost on an as-if-pooled basis; accordingly, the accompanying consolidated financial statements include the accounts and operations of GNA Corporation for all periods presented.

        (b) BASIS OF PRESENTATION

        These consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) for insurance companies, which vary in several respects from accounting practices prescribed or permitted by the Insurance Commissioners of the states where the Company's insurance subsidiaries are domiciled. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

        (c) ACQUISITIONS

        GE Capital completed the acquisition of 100% of GNA Corporation's capital stock effective April 1993 for a purchase price of $577 and subsequently acquired 100% of the capital stock of the following companies. Concurrent with each acquisition, GE Capital contributed its ownership to the Company.

                                                                                    INITIAL
                                                                                   PURCHASE
EFFECTIVE DATE                              COMPANY                                  PRICE
--------------                              -------                               ----------
July 1993       United Pacific Life Insurance Company (subsequently renamed           $515
                General Electric Capital Assurance Company (GECA))
November 1994   The Federal Home Life Companies                                       $412
October 1995    AMEX Life Assurance Company (AMEX Life, subsequently merged           $369
                into GECA)
April 1996      The Life Insurance Company of Virginia (Life of Virginia)             $964
April 1996      Union Fidelity Life Insurance Company (UFLIC)                         $425



        The results of the acquired companies are included in the accompanying consolidated financial statements from each respective date of acquisition.

        Effective December 1996, the Company completed the acquisition of 100% of the capital stock of First Colony Life Insurance Company (First Colony) for a purchase price of $1,897. GE Capital contributed the purchase price for this acquisition. The results of First Colony are included in the accompanying consolidated financial statements effective December 1, 1996.

        Effective November 1997, the Company completed the acquisition of 100% of the capital stock of Colonial Penn Insurance Company (Colonial Penn) and LTC Inc. (LTC) for purchase prices of $1,015 and $59, respectively. The results of Colonial Penn and LTC are included in the accompanying consolidated financial statements effective November 4 and November 7, 1997, respectively.

        Each of the above referenced acquisitions has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values as of the respective acquisition dates.

        Following are the pro-forma results of operations of the Company for the year ended December 31, 1997 as if the acquisitions of Colonial Penn and LTC had occurred on January 1, 1997.

                                                                        1997
                                                                     (unaudited)

Total revenues......................................................      $6,077
Net income..........................................................         405


        The pro-forma information has been prepared based upon assumptions management deems appropriate and the results are not necessarily indicative of those that might have occurred had the transactions become effective at the beginning of each respective year.

        On March 30, 1998, the Company and Toho Mutual Life Insurance Company ("Toho"), a Japanese insurer jointly capitalized a new insurance company ("GE Edison Life Insurance Company") that sells life, health and annuity products in the Japanese market. In connection with this agreement, the Company paid Toho $547 million to acquire the operating infrastructure and $13 million to purchase certain tangible assets. GE Edison Life Insurance Company will originate and underwrite all of the new business activity. Existing Toho business remains with Toho with the exception of certain term life insurance business ceded to GE Edison Life Insurance Company as described below. The Company's investment in GE Edison Life Insurance Company includes 90% of the entity's voting interest. Additionally, the Company paid Toho a ceding commission of $400 million in exchange for Toho transferring 50% of certain term life insurance reserves and certain other liquid assets approximating $391 million. GE Edison Life Insurance Company also entered into an agreement with Toho, which contains certain modified coinsurance arrangements. These blocks of existing term life insurance provided an initial operations base for GE Edison Life Insurance Company.

        (d) PRODUCTS

        GE Financial Assurance is an insurance holding company that, through its subsidiaries, sells a variety of insurance and investment-related products primarily in North America and Asia. The Company's operations are in two business segments: Wealth Accumulation and Transfer and Wealth and Lifestyle Protection.

        Wealth Accumulation and Transfer products are investment vehicles and insurance contracts intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death. The Company's principal product lines under the Wealth Accumulation and Transfer segment are deferred annuities (fixed and variable), immediate annuities (structured settlements and retirement), life insurance (universal, term, ordinary and group), guaranteed investment contracts
(GICs) and mutual funds.

        Wealth and Lifestyle Protection products are products intended to protect accumulated wealth and income from the financial drain of unforeseen events. The Company's principal product lines under the Wealth and Lifestyle Protection segment are long-term care, supplementary accident and health insurance, personal lines of automobile insurance and credit insurance (life and health).

        The Company distributes its products through four primary channels: intermediaries (such as brokerage general agents (BGAs), financial planners, banks, securities brokerage firms and personal producing general agents (PPGAs)); career agents, who distribute certain of the Company's products on an exclusive basis, some of whom are not employees of the Company; marketing through businesses and affinity groups; and direct marketing.

        Certain of the Company's subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission and certain state securities laws. Certain of these products offer customers a guaranteed interest rate for a predetermined time period and subject customers to a market value adjustment on early withdrawals. Other products offer customers numerous investment options, including, but not limited to, purchases of shares of various mutual funds.

        (e) REVENUES

        Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification. Premiums on short-duration insurance contracts are reported as revenue over the terms of the related insurance policies. In general, earned premiums are calculated on a pro-rata basis or are recognized in proportion to expected claims. Premiums on long-duration insurance products are recognized as earned when due or, in the case of life contingent immediate annuities, when the contracts are issued. Premiums received under annuity contracts without significant mortality risk and premiums received on universal life products are not reported as revenues but as liabilities for future annuity and contract benefits. Other income consists primarily of surrender charges on certain policies and charges to policyholder account values for universal life, variable life and variable annuity policies. Surrender charges are recognized as income when the policy is surrendered.

        (f) STATEMENTS OF CASH FLOWS

        Certificates and other time deposits are classified as short-term investments on the consolidated balance sheets and considered cash equivalents in the consolidated statements of cash flows.

        (g) INVESTMENTS

        The Company has designated its fixed maturities (bonds, notes, and redeemable preferred stock) and its equity securities (common and non-redeemable preferred stock) as available-for-sale. The fair value for fixed maturities and equity securities is based on quoted market prices, where available. For fixed maturities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the credit quality, call features and maturity of the investments, as applicable.

        Changes in the market values of investments available-for-sale, net of the effect on deferred policy acquisition costs, present value of future profits and deferred federal income taxes are reflected as unrealized investment gains or losses in a separate component of shareholder's interest and, accordingly, have no effect on net income, but are shown as a component of accumulated non-owner changes in equity. Unrealized losses that are considered other than temporary are recognized in earnings through an adjustment to the amortized cost basis of the underlying securities. The Company engages in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the market value of the applicable securities loaned.

        Investment income on mortgage-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method, whereby the amortized cost of the securities is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to investment income.

        Mortgage and policy loans are stated at the unpaid principal balance of such loans, net of allowances for estimated uncollectable amounts.

        (h) DEFERRED ACQUISITION COSTS

        Acquisition costs include costs and expenses that vary with and are primarily related to the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

        Long-duration contracts -- Acquisition costs include first-year commissions in excess of recurring renewal commissions, certain solicitation and printing costs, and certain support costs such as underwriting and policy issue expenses. For investment and universal life type contracts, amortization is based on the present value of anticipated gross profits from investments, interest credited, surrender and other policy charges, and mortality and maintenance expenses. Amortization is adjusted retroactively when current or estimates of future gross profits to be realized are revised. For other long-duration insurance contracts, the acquisition costs are amortized in relation to the estimated benefit payments or the present value of expected future premiums.

        Short-duration contracts -- Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies. Direct response marketing costs are amortized on an accelerated basis over the expected life of the respective customer relationship.

        Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not considered recoverable, are charged to expense.

        (i) INTANGIBLE ASSETS

        Present Value of Future Profits -- In conjunction with the acquisitions of life insurance subsidiaries, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called the present value of future profits (PVFP), represents the actuarially determined present value of the projected future cash flows from the acquired policies.

        Goodwill -- Goodwill is amortized over its estimated period of benefit on the straight-line method. No amortization period exceeds 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

        (j) FEDERAL INCOME TAXES

        The Company's non-life insurance subsidiaries are included in the consolidated federal income tax return of General Electric Company. These subsidiaries are subject to a tax-sharing agreement with GE Capital which allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. The Company's life insurance subsidiaries file a consolidated life insurance federal income tax return and are also subject to a separate tax-sharing agreement, as approved by state insurance regulators, the provisions of which are substantially the same as the tax-sharing agreement with GE Capital.

        Deferred taxes are allocated to individual subsidiaries by applying the asset and liability method of accounting for deferred income taxes. Intercompany balances are settled annually.

        (k) REINSURANCE

        Premium revenue, benefits, underwriting, acquisition and insurance expenses are reported net of the amounts relating to reinsurance ceded to other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies.

        (l) FUTURE ANNUITY AND CONTRACT BENEFITS

        Future annuity and contract benefits consist of the liability for investment contracts, insurance contracts and accident and health contracts. Investment contract liabilities are generally equal to the policyholder's current account value. The liability for insurance and accident and health contracts is calculated based upon actuarial assumptions as to mortality, morbidity, interest, expense and withdrawals, with experience adjustments for adverse deviation where appropriate.

        (m) LIABILITY FOR POLICY AND CONTRACT CLAIMS

        The liability for policy and contract claims represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of (a) claims that have been reported to the insurer, (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated, and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process, and adjust claims.

        (n) SEPARATE ACCOUNTS

        The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity and variable life contract owners. The Company receives mortality risk fees and administration charges from the variable mutual fund portfolios. The separate account assets are carried at fair value and are equal to the liabilities that represent the policyholders' equity in those assets.

        (o) MINORITY INTEREST

        Minority interest relates to a certain ownership interest in a reinsurance subsidiary of the Company, acquired in 1996 and certain ownership interest in the Company's operations in Japan initiated in 1998.

        (p) INTEREST RATE AND CURRENCY RISK MANAGEMENT

        As a matter of policy, the Company does not engage in derivative trading, market-making or other speculative activities.

        The Company uses swaps primarily to optimize funding costs. Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. The Company requires all other swaps, as well as futures, interest rate floors, swaptions, options and currency forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

        Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedged instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately.

(2) INVESTMENTS

        (a) GENERAL

        For the years ended December 31, the sources of investment income of the Company were as follows:
                                               1998     1997    1996
                                               ----     ----    ----

  Fixed maturities                             $2,527   $2,429  $1,518
  Equity securities                                24       30      14
  Mortgage loans                                  234      214     188
  Policy loans                                     96       88      64
  Other                                            23       13       7
                                             --------------------------
  Gross investment income                       2,904    2,774   1,791
  Investment expenses                             (8)     (19)    (18)
                                             --------------------------
  Net investment income                        $2,896   $2,755  $1,773
                                             ==========================

        For the years ended December 31, sales proceeds and gross realized investment gains and losses resulting from the sales of investment securities available-for-sale were as follows:

                                                   1998     1997    1996
                                                   ----     ----    ----

 Sales proceeds                                    $4,668   $2,680  $2,144
                                                 -------------------------
  Gross realized investment:
   Gains                                             $211     $114    $53
   Losses                                            (95)     (37)   (38)
                                                 -------------------------
 Net realized investment gains                       $116      $77    $15
                                                 =========================







       The additional proceeds from investments presented in the consolidated statements of cash flows result from principal collected on mortgage-backed securities, maturities, calls and sinking fund payments.

        Net unrealized gains and losses on investment securities classified as available-for-sale are reduced by deferred income taxes and adjustments to the present value of future profits and deferred acquisition costs that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of shareholder's interest at December 31, are summarized as follows:


                                                                          1998     1997    1996
                                                                          ----     ----    ----
  Net unrealized gains (losses) on available-for-sale investment securities before adjustments:
    Fixed maturities                                                      $1,330   $1,274 $ (215)
    Equity securities                                                         21       30      9
    Other invested assets                                                      5        9     11
                                                                        -------------------------
     Sub-total                                                             1,356    1,313   (195)
  Adjustments to the present value of future profits and deferred           (261)    (296)   (39)
    acquisition costs
  Deferred income taxes                                                     (382)    (356)    83
                                                                        -------------------------
    Net unrealized gains (losses) on available-for-sale investment         $ 713     $661 $ (151)
    securities
                                                                        =========================

        At December 31, the amortized cost, gross unrealized gains and losses, and fair values of the Company's fixed maturities and equity securities available-for-sale were as follows:



1998                                                             GROSS        GROSS
----                                              AMORTIZED    UNREALIZED   UNREALIZED    FAIR
                                                     COST        GAINS        LOSSES      VALUE
                                                     ----        -----        ------      -----
Fixed maturities:
U.S. government and agency                           $1,426         $182        $ (5)   $ 1,603
State and municipal                                     651           13          (2)       662
Non-U.S. government                                     178            9          (8)       179
Non-U.S. corporate                                    2,173          109         (62)     2,220
U.S. corporate                                       23,476        1,124        (269)    24,331
Mortgage-backed                                       7,664          278         (39)     7,903
                                               -------------------------------------------------

   Total fixed maturities                            35,568        1,715        (385)    36,898
Common and non-redeemable preferred stock               340           32         (11)       361
                                               -------------------------------------------------

   Total available-for-sale securities              $35,908       $1,747       $(396)   $37,259
                                               =================================================


1997
----
Fixed maturities:
U.S. government and agency                          $ 1,624         $ 83        $ (2)   $ 1,705
State and municipal                                      49            4          ---        53
Non-U.S. government                                     115            5          ---       120
Non-U.S. corporate                                    1,649           72          (5)     1,716
U.S. corporate                                       21,500          933         (43)    22,390
Mortgage-backed                                       8,326          254         (27)     8,553
                                               -------------------------------------------------

   Total fixed maturities                            33,263        1,351         (77)    34,537
Common and non-redeemable preferred stock               386           36          (6)       416
                                               -------------------------------------------------

   Total available-for-sale securities              $33,649       $1,387        $(83)   $34,953
                                               =================================================

        The scheduled maturity distribution of the fixed maturity portfolio at December 31, 1998 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        AMORTIZED    FAIR
                                                          COST       VALUE
                                                          ----       -----
 Due in one year or less                                  $1,192    $1,204
 Due one year through five years                           6,412     6,599
 Due five years through ten years                          5,114     5,220
 Due after ten years                                      15,186    15,972
                                                     ----------------------
    Subtotals                                             27,904    28,995
 Mortgage-backed securities                                7,664     7,903
                                                     ----------------------
    Totals                                               $35,568   $36,898
                                                     ======================







        As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders of $80 and $74 at December 31, 1998 and 1997, respectively.

        At December 31, 1998, approximately 26.1%, 15.2% and 12.0% of the Company's investment portfolio is comprised of securities issued by the manufacturing, utility and financial industries, respectively, the vast majority of which are rated investment grade, and which are senior secured bonds. No other industry group comprises more than 10% of the Company's investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

        At December 31, 1998, the Company did not hold any fixed maturity securities, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder's interest.

        The credit quality of the fixed maturity portfolio at December 31 follows. The categories are based on the higher of the ratings published by Standard & Poors or Moody's.

                                          1998                   1997
                                          ----                   ----
                                 FAIR VALUE   PERCENT    FAIR VALUE   PERCENT
                                 ----------   -------    ----------   -------
Agencies and treasuries              $ 4,953     13.4%       $ 5,847     16.9%
AAA/Aaa                                5,003     13.6          4,102     11.9
AA/Aa                                  2,541      6.9          2,183      6.3
A/A                                    9,586     26.0          8,831     25.6
BBB/Baa                                8,700     23.6          8,345     24.2
BB/Ba                                  1,294      3.5            979      2.8
B/B                                      565      1.5            297       .9
CCC/Caa                                    2      ---              2      ---
D/D                                      ---      ---            ---      ---
Not rated                              4,254     11.5          3,951     11.4
                                 ----------------------------------------------
Totals                               $36,898    100.0%       $34,537    100.0%
                                 ==============================================

        Bonds with ratings ranging from AAA/Aaa to BBB-/Baa3 are generally regarded as investment grade securities. Some agencies and treasuries (that is, those securities issued by the United States government or an agency thereof) are not rated, but all are considered to be investment grade securities. Finally, some securities, such as private placements, have not been assigned a rating by any rating service and are therefore categorized as "not rated." This has neither positive nor negative implications regarding the value of the security.

        At December 31, 1998 and 1997, there were fixed maturities in default with a fair value of $11 and $8, respectively.

        (b) MORTGAGE LOANS

        At December 31, 1998 and 1997, the Company's mortgage loan portfolio consisted of 1,878 and 1,898, respectively, first mortgage loans on commercial real estate properties. The loans, which are originated by the Company through a network of mortgage bankers, are made only on completed, leased properties and generally have a maximum loan-to-value ratio of 75% at the date of origination.

        At December 31, 1998 and 1997, respectively, the Company held $773 and $678 in mortgages secured by real estate in California, comprising 26% and 25% of the respective total mortgage portfolio. For the years ended December 31, 1998, 1997 and 1996, respectively, the Company originated $222, $160 and $103 of mortgages secured by real estate in California, which represent 29%, 29% and 21% of the respective total originations for those years.

        "Impaired" loans are defined under generally accepted accounting principles as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases, or large groups of smaller-balance homogeneous loans, and therefore applies principally to the Company's commercial loans.

        Under these principles, the Company has two types of "impaired" loans: loans requiring allowances for losses ($0 as of December 31, 1998 and 1997) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($21 and $30, as of December 31, 1998 and 1997, respectively). The Company had no allowance for losses on these loans as of December 31, 1998 and 1997. Average investment in impaired loans during 1998, 1997 and 1996 was $26, $29 and $34, respectively and interest income earned on these loans while they were considered impaired was $2, $3 and $1, respectively.

        The following table shows the activity in the allowance for losses during the years ended December 31:

                                                            1998   1997  1996
                                                            ----   ----  ----

Balance at January 1                                          $57    $58   $36
Balance from Life of Virginia, purchased April 1996           ---    ---    21
Provision charged to operations                                 6      5     3
Amounts written off, net of recoveries                          2    (6)   (2)
                                                           --------------------

Balance at December 31                                        $65    $57   $58
                                                           ====================

(3) DEFERRED ACQUISITION COSTS

        Activity impacting deferred acquisition costs for the years ended December 31, was as follows:

                                                         1998    1997    1996
                                                         ----    ----    ----

Unamortized balance at January 1                         $945    $498   $216
Acquisition of Colonial Penn                              ---      12    ---
Impact of foreign currency translation                      9     ---    ---
Costs deferred                                            637     549    341
Amortization, net                                        (191)   (114)   (59)
                                                     ------------------------

Unamortized balance at December 31                      1,400     945    498
Cumulative effect of net unrealized investment gains      (82)    (82)   (10)
                                                     ------------------------

Recorded balance                                       $1,318    $863   $488
                                                     ========================



(4) INTANGIBLE ASSETS

        PRESENT VALUE OF FUTURE PROFITS (PVFP)

        The method used by the Company to value PVFP in connection with acquisitions of life insurance entities is summarized as follows: (1) identify the future gross profits attributable to certain lines of business, (2) identify the risks inherent in realizing those gross profits, and (3) discount those gross profits at the rate of return that the Company must earn in order to accept the inherent risks.

        PVFP is amortized, net of accreted interest, in a manner similar to the amortization of deferred acquisition costs. Interest accretes at rates credited to policyholders on underlying contracts.

        Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense.

        The following table presents the activity in PVFP for the years ended December 31:


                                                                        1998     1997    1996
                                                                        ----     ----    ----
 Unamortized balance at January 1                                       $1,824   $2,292    $615
 Acquisition of Life of Virginia, April 1996                               ---      ---     484
 Acquisition of UFLIC, April 1996                                          ---      ---     253
 Acquisition of First Colony, December 1996                                ---      ---   1,051
 Purchase accounting adjustments                                           ---    (236)      79
 Interest accreted at 4.8% in 1998, 5.0% in 1997 and 6.1% in 1996           87      101      43
 Amortization                                                            (303)    (333)   (233)
                                                                      --------------------------
 Unamortized balance at December 31                                      1,608    1,824   2,292
 Cumulative effect of net unrealized investment gains                    (179)    (214)    (29)
                                                                      --------------------------
 Recorded balance                                                       $1,429   $1,610  $2,263
                                                                      ==========================




        The estimated percentage of the December 31, 1998 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

1999                                                            13.4%
2000                                                            10.8
2001                                                             9.4
2002                                                             8.0
2003                                                             7.1


 GOODWILL

        At December 31, 1998 and 1997, total unamortized goodwill was $1,803 and $1,738, respectively, which is shown net of accumulated amortization of $162 and $94, respectively. Goodwill amortization was $68, $44 and $25 for the years ended December 31, 1998, 1997 and 1996, respectively. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value (no such write-downs have been made).

(5) REINSURANCE

        In order to limit the amount of loss retention, certain policy risks are reinsured with other insurance companies. The maximum amount of individual ordinary life insurance normally retained by the Company on any one life policy is $1. Reinsurance contracts do not relieve the Company from its obligations to policyholders. In the event that the reinsurers would be unable to meet their obligations, the Company is liable for the reinsured claims. The Company monitors both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. The Company does not have significant reinsurance contracts with any one reinsurer that could have a material impact on its results of operations.

        As a condition to the AMEX Life acquisition, certain specified classes of business continue to be underwritten by GECA, but are fully reinsured on an indemnity basis to IDS Life Insurance Company, an insurance subsidiary of American Express Company (former parent of AMEX Life).

        As a condition to the UFLIC acquisition, certain credit life insurance and accident and health insurance policies continue to be underwritten by UFLIC, but are fully reinsured on an indemnity basis to Combined Insurance Company of America, a subsidiary of Aon Corporation (former parent of UFLIC).

        Net life insurance in force as of December 31 are summarized as follows:

                                           1998        1997         1996
                                           ----        ----         ----

Direct life insurance in force             $306,566    $292,825     $262,576
Amounts ceded to other companies            (96,931)    (79,656)     (77,143)
Amounts assumed from other companies         40,290      38,301       29,974
                                        -------------------------------------
Net life insurance in force                $249,925    $251,470     $215,407
                                        =====================================
Percentage of amount assumed to net              16%         15%          14%
                                        =====================================



        The effects of reinsurance on premiums written and earned for the years ended December 31 were as follows:


                                               WRITTEN                         EARNED
                                               -------                         ------
                                       1998      1997      1996      1998       1997      1996
                                       ----      ----      ----      ----       ----      ----
Direct                                  $3,217    $2,275    $1,328    $3,218     $2,245    $1,337
Assumed                                    489       480       236       477        474       238
Ceded                                     (464)     (421)     (198)     (488)      (405)     (189)
                                    --------------------------------------------------------------
Net premiums                             $3,242   $2,334    $1,366    $3,207     $2,314    $1,386
                                    ==============================================================
Percentage of amount assumed to net                                      15%        21%       17%
                                                                   ===============================

        Reinsurance recoveries recognized as a reduction of benefits amounted to $336, $263 and $264 during 1998, 1997 and 1996, respectively. These recoveries were partially offset by certain changes in benefits and other policy reserves.

(6) FUTURE ANNUITY AND CONTRACT BENEFITS

INVESTMENT CONTRACTS

        Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment contracts are recognized by providing a liability equal to the current account value of the policyholder's contracts. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management.

TRADITIONAL LIFE INSURANCE CONTRACTS

        Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits based on mortality, morbidity, and other assumptions which were appropriate at the time the policies were issued or acquired. These assumptions are periodically evaluated for potential premium deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported, and claims in the process of settlement. This estimate is based on the experience of the insurance industry and the Company, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

        The following chart summarizes the major assumptions underlying the Company's recorded liabilities for future annuity and contract benefits:


                                             MORTALITY/
                                WITHDRAWAL    MORBIDITY    INTEREST RATE     DECEMBER 31,
                                ASSUMPTION   ASSUMPTION     ASSUMPTION      1998      1997
                                ----------   ----------     ----------      ----      ----
Investment contracts               N/A           N/A            N/A         $19,256   $18,861
Limited-payment contracts          None          (a)        4.0%-10.1%        8,981     8,393
Traditional life insurance       Company         (b)
  contracts                     experience                  7.25%-5.5%        1,764     1,113
Universal life-type contracts      N/A           N/A            N/A           4,386     4,258
Accident and health              Company         (c)       7.5% grading
                                experience                    to 5.5%            90       154
Long-term care                   Company         (d)
                                experience                   5.0%-7.0%        1,795     1,479
                                                                          --------------------
Total future annuity and
  contract benefits                                                         $36,272   $34,258
                                                                          ====================


-----------

(a) Either the United States Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuitant Mortality Table.

(b) Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables.

(c) The 1958 Commissioner's Standard Ordinary Table and 1964 modified and 1987 Commissioner's Disability Tables.

(d) The 1983 Individual Annuitant Mortality Table or 1980 Commissioner's Standard Ordinary Table and the 1985 National Nursing Home Study or Company experience.

(7) LIABILITY FOR POLICY AND CONTRACT CLAIMS

        Activity in the liability for policy and contract claims for the years ended December 31 is summarized as follows:


                                                                      1998      1997      1996
                                                                      ----      ----      ----
 Balance at January 1                                                 $1,521      $879     $503
 Less reinsurance recoverables                                         (130)      (73)     (45)
                                                                   -----------------------------
    Net balance at January 1                                           1,391       806      458
                                                                   -----------------------------
 Balance from acquisition of Life of Virginia, April 1996                ---       ---       36
 Balance from acquisition of UFLIC, April 1996                           ---       ---      173
 Balance from acquisition of First Colony, December 1996                 ---       ---       55
 Balance from acquisition of Colonial Penn, November 1997                ---       523      ---
                                                                   -----------------------------
 Total Balances from Acquisitions                                        ---       523      264
                                                                   -----------------------------
 Incurred related to insured events of:
   Current year                                                        1,731     1,173      593
   Prior years                                                          (51)        57      ---
                                                                   -----------------------------
    Total incurred                                                     1,680     1,230      593
                                                                   -----------------------------
 Paid related to insured events of:
   Current year                                                        (947)     (750)    (316)
   Prior years                                                         (651)     (418)    (193)
                                                                   -----------------------------
    Total paid                                                       (1,598)   (1,168)    (509)
                                                                   -----------------------------
 Foreign currency translation                                              3       ---      ---
                                                                   -----------------------------
 Net balance at December 31                                            1,476     1,391      806
 Add reinsurance recoverables                                            221       130       73
                                                                   -----------------------------
    Balance at December 31                                            $1,697    $1,521     $879
                                                                   =============================


(8) BORROWINGS

        (a) LONG-TERM DEBT

        In connection with the acquisition of First Colony, the Company assumed unsecured senior long-term notes outstanding in the amount of $175, at 6.625%, due August 2003. The senior note indenture contains certain covenants that, among other things, limit the Company's ability to dispose of, or allow liens to be placed against, the capital stock of First Colony. Interest expense for the periods ended December 31, 1998 and 1997 was $12 and $12, respectively.

        In connection with the acquisition of the operating infrastructure and initiation of operations at GE Edison Life Insurance Company, a subsidiary of the Company entered into certain long-term note agreements in the amount of
(Y)6.5 billion ($56 at December 31, 1998), at 2.25%, due April 2008. In addition, the subsidiary of the Company entered into similar long-term note agreements, having the same interest rate and maturity, in the amount of (Y)3.5 billion ($27 at December 31, 1998), with certain affiliates of the Company. A guarantee fee of 0.50%, relating to the above long-term notes, is being paid annually to GE Capital as guarantor.

        Additional financing for the GE Edison Life Insurance Company transaction was obtained by the issuance of a long-term note of the Company to GE Capital. The long-term note in the amount of (Y)57.25 billion ($440 at December 31, 1998), matures in March 2008 and pays interest at a floating rate based on a spread above the three month Japanese Yen London Inter-Bank Offered Rate ("JPY LIBOR"), or a total of 0.93% at December 31, 1998.

        (b) SHORT-TERM BORROWINGS

        Short-term borrowings includes commercial paper issued of $1,004 and $436, net of discount of $8 and $3 at December 31, 1998 and 1997, respectively, with an average interest rate of 5.25% at December 31, 1998.

        The Company has a line of credit with GE Capital that has an aggregate borrowing line of $500, of which a maximum of $446 and $234 was used during the years 1998 and 1997, respectively. At December 31, 1998 and 1997, the balance outstanding was $326 and $146, respectively.

        In connection with the acquisition of Colonial Penn, the Company entered into an additional line of credit with GE Capital, with an aggregate borrowing line of $1,015 of which a maximum of $580 and $1,015 was used during the years 1998 and 1997, respectively. At December 31, 1998 and 1997, the balance outstanding was $0 and $580, respectively.

        Interest rates are managed by the Company in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. Interest rate swaps are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

        At December 31, 1998, interest rate swaps maturities with a notional amount of $1,142 ranged from 2002 to 2012, and average interest rates for these "synthetic" fixed-rate borrowings were 4.92% (6.46% at December 31, 1997). These swaps were employed to achieve a synthetic fixed rate on certain floating rate borrowings in connection with the acquisition of Colonial Penn and initiation of operations at GE Edison Life Insurance Company, including commercial paper, and the long term note with GE Capital. The average floating interest rate for these borrowings was 3.61% as of December 31, 1998 (5.88% at December 31, 1997).

        The following table shows the Company's borrowing positions at December 31 considering the effects of swaps.

EFFECTIVE BORROWINGS (including swaps)                           1998   1997
                                                                 ----   ----
Short-term                                                       $ 622  $454
Long-term (including current portion) - fixed rate (a)           1,406   883

----------
(a) Includes the notional amount of long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.


(9) INCOME TAXES

        The total provision for income taxes for the years ended December 31 consisted of the following components:

                                                         1998     1997   1996
                                                         ----     ----   ----

 Current federal income tax provision                     $245   $250    $142
 Deferred federal income tax provision (benefit)            53      8      (4)
                                                     -------------------------
    Subtotal -- federal provision                          298    258     138
                                                     -------------------------
 Current state income tax provision                          5      4       2
 Deferred state income tax provision (benefit)             ---     (1)    ---
                                                     -------------------------
    Subtotal -- state provision                              5      3       2
                                                     -------------------------
 Foreign income tax provision (benefit)                     (2)   ---     ---
                                                     -------------------------
    Total income tax provision                            $301   $261    $140
                                                     =========================


        The reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                                      1998   1997   1996
                                                      ----   ----   ----

 Statutory U.S. federal income tax rate                35.0%  35.0%   35.0%
 State income tax                                       0.4    0.3     0.4
 Non-deductible goodwill amortization                   1.6    1.9     2.2
 Other, net                                             1.0    0.8     0.2
                                                     ----------------------
    Effective rate                                     38.0%  38.0%   37.8%
                                                     ======================

   The components of the net deferred income tax liability at December 31 are as follows:

                                                    1998      1997

 Assets:
 Future annuity and contract benefits               $ 1,129 $   1,081
 Guaranty association assessments                        43        42
 Mortgage loans and real estate owned                   ---         3
 Net operating loss carryforwards                        36       ---
 Other                                                   58        28
                                                  --------------------
    Total deferred income tax assets                  1,266     1,154
                                                  --------------------
 Liabilities:
 Net unrealized gains on investment securities         (382)     (356)
 Investments                                           (262)     (321)
 Present value of future profits                       (419)     (478)
 Deferred acquisition costs                            (224)      (39)
 Mortgage loans and real estate owned                    (2)      ---
 Other                                                  (32)       (4)
                                                  --------------------
    Total deferred income tax liabilities            (1,321)   (1,198)
                                                  --------------------
    Net deferred income tax liability               $   (55)  $   (44)
                                                  ====================



        Based on an analysis of the Company's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income enabling the Company to realize remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

        The Company paid $188, $270 and $137, for federal and state income taxes during the years 1998, 1997 and 1996, respectively.

(10) RELATED PARTY TRANSACTIONS

        At December 31, 1998 and 1997, fixed maturities included a note receivable from GE Capital with a balance of $175. This note bears interest at 6.625% and matures in August 2003.

        The Company also invests in certain short-term notes issued by GE Capital. These investments yield market rates. Interest earned on these notes was $3, $2 and $1 for the years ended December 31, 1998, 1997 and 1996, respectively. Short-term investments include $15 and $56 of these securities at December 31, 1998 and 1997, respectively.

        During 1995, GECA entered into $500 million notional amount of option and swap option contracts designed to hedge interest rate risk on certain identified future annuity and contract benefits. These hedge transactions were executed by GE Capital on behalf of GECA. GE Capital's Treasury Department maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures. The gain of $9 resulting from the sale of these instruments has been deferred and will be recognized in income in a manner consistent with the accounting for the hedged liability.

        During 1998, 1997 and 1996, the Company paid $15, $14 and $7, respectively, to GE Capital for certain computer services fees.

(11) COMMITMENTS AND CONTINGENCIES

        (a) MORTGAGE LOAN COMMITMENTS

        As of December 31, 1998 and 1997, the Company was committed to fund $408 and $264, respectively, in mortgage loans.

        (b) GUARANTY ASSOCIATION ASSESSMENTS

        The Company's insurance subsidiaries are required by law to participate in the guaranty associations of the various states in which they do business. The state guaranty associations ensure payment of guaranteed benefits, with certain restrictions, to policyholders of impaired or insolvent insurance companies by assessing all other companies involved in similar lines of business.

        There are currently several unrelated insurance companies which had substantial amounts of annuity business in the process of liquidation or rehabilitation. The Company's insurance subsidiaries paid assessments of $12, $14 and $9 to various state guaranty associations during the years 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, accounts payable and accrued expenses include $90 and $102, respectively, related to estimated future assessments.

        (c) LEASES

        The Company leases a portion of the office space and certain equipment used in its operations under operating lease arrangements. Lease expense for the years ended December 31, 1998, 1997 and 1996 amounted to $44, $20 and $13, respectively.

        Future minimum commitments under operating leases as of December 31, 1998 are summarized as follows:


1999                                                               $17
2000                                                                13
2001                                                                11
2002                                                                 9
2003                                                                 7
Thereafter                                                          19
                                                             ----------
   Total                                                           $76
                                                             ==========

        Rates for certain office space leases are subject to inflationary increases. The effect of such inflationary increases has not been reflected in the future minimum commitments.

        (d) CONTINGENT PAYMENTS

        In conjunction with the acquisition of LTC, Inc. in November 1997, the Company agreed to pay the sellers up to $33 over a five-year period. These payments are contingent upon certain performance measurements. The contingent consideration is being accounted for prospectively, as additional purchase price, which will result in amortization over the remaining goodwill life. During 1998, approximately $7 was paid to the sellers relating to this agreement.

        In conjunction with the agreement to purchase the infrastructure and capitalize GE Edison Life Insurance Company in March 1998, a subsidiary of the Company has agreed to issue certain subsidiary preferred stock to the sellers in an amount up to (Y)56.0 billion ($478.6 at December 31, 1998) for a period from 1999 till 2004. These payments are contingent upon certain performance measurements. The contingent consideration, if any, will be accounted for prospectively, as additional purchase price, which will result in amortization over the remaining goodwill life.

        (e) LITIGATION

        The Company and certain of its subsidiaries are defendants in various cases of litigation considered to be in the normal course of business. The Company believes that the outcome of such litigation will not have a material effect on its financial position or results of operations.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's derivative financial instruments at December 31, 1998, consisted of mortgage loan commitments of $408, European style call options of $71, interest rate floors of $46 and various swap options of $12. The notional value of the European style call options at December 31, 1998 was $212 and the options expire from June 1999 to October 2008. The options are used to hedge market risk associated with the Company's S&P 500 indexed annuity product. The notional value of the interest rate floors at December 31, 1998 was $6,100 and the floors have expiration dates from September 2002 to October 2003. The notional value of the swap options at December 31, 1998 was $3,700 and they have expiration dates from December 2008 to December 2029.

        The fair values of financial instruments presented in the applicable notes to the Company's consolidated financial statements are estimates of the fair values at a specific point in time using available market information and valuation methodologies considered appropriate by management. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

        Financial instruments that, as a matter of accounting policy, are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosures. Such items include fixed maturities, equity securities and certain other invested assets. The carrying value of policy loans, short-term investments, certain other invested assets, short-term borrowings and long-term debt approximates fair value at December 31, 1998 and 1997, respectively.

        At December 31, the carrying amounts and fair values of the Company's financial instruments were as follows:

                                            1998                 1997
                                            ----                 ----
FINANCIAL INSTRUMENTS                CARRYING    FAIR     CARRYING    FAIR
---------------------                 AMOUNT     VALUE     AMOUNT     VALUE
                                     --------   -------  ---------   ------
Mortgage loans                        $2,960    $3,172     $2,667    $2,736
Investment contracts                  19,256    19,176     18,861    18,714
European style call options               71        71         25        25
Interest rate floors                      46        46        ---       ---
Swap options                              12         4        ---       ---

        The fair value of mortgage loans is estimated by discounting the estimated future cash flows using interest rates applicable to current loan originations, adjusted for credit risks.

        The estimated fair value of investment contracts is the amount payable on demand (cash surrender value) for deferred annuities and the net present value based on interest rates currently offered on similar contracts for non-life contingent immediate annuities. Fair value disclosures are not required for insurance contracts.

(13) RESTRICTIONS ON DIVIDENDS

        Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends in excess of the prescribed limits or the Company's earned surplus require formal state insurance commission approval. Based on statutory results as of December 31, 1998, the Company is able to receive $241 in dividends in 1999 without obtaining regulatory approval.

        During 1998, the Company received $120 of cash dividends from one of its subsidiaries and paid $120 of cash dividends to its parent, GE Capital.

(14) SUPPLEMENTARY FINANCIAL DATA

        The Company's insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (NAIC) that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from generally accepted accounting principles (GAAP) in several respects, causing differences in reported net income and shareholder's interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. The Company's insurance subsidiaries have no significant permitted accounting practices.

        Combined statutory net income for the Company's insurance subsidiaries for the years ended December 31, 1998, 1997 and 1996 was $431, $412 and $255, respectively. The combined statutory capital and surplus as of December 31, 1998 and 1997 was $3,268 and $3,130, respectively.

        The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset quality, (ii) insurance risk, (iii) interest rate risk, and (iv) other business factors. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, the Company periodically monitors the RBC level of each of its insurance subsidiaries. At December 31, 1998 and 1997, each of the Company's insurance subsidiaries exceeded the minimum required RBC levels.

(15) OPERATING AND GEOGRAPHIC SEGMENTS

        (a) OPERATING SEGMENT INFORMATION

        At year-end 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.

        The Company conducts its operations through two business segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, and (2) Wealth and Lifestyle Protection, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events. See Note (1)(d) for further discussion of the Company's principal product lines within these two segments.

        The following is a summary of industry segment activity for 1998, 1997 and 1996:



1998 -- Segment Data
--------------------                                   WEALTH       WEALTH &
                                                   ACCUMULATION &   LIFESTYLE
                                                      TRANSFER     PROTECTION    CONSOLIDATED
                                                    ------------  -----------    ------------
Net investment income                                      $2,631          $265         $2,896
Net realized investment gains                                 116           ---            116
Premiums                                                    1,557         1,650          3,207
Other revenues                                                395            58            453
                                                   --------------------------------------------
   Total revenues                                           4,699         1,973          6,672
                                                   --------------------------------------------
Interest credited, benefits, and other changes
   in policy reserves                                       3,300         1,189          4,489
Commissions                                                   283           258            541
Amortization of intangibles                                   205            81            286
Other operating costs and expenses                            242           321            563
                                                   --------------------------------------------
   Total benefits and expenses                              4,030         1,849          5,879
                                                   --------------------------------------------
   Income before income taxes                                $669          $124           $793
                                                   ============================================
Total assets                                              $50,269        $6,458        $56,727
                                                   ============================================


1997 -- Segment Data
--------------------                                   WEALTH       WEALTH &
                                                   ACCUMULATION &   LIFESTYLE
                                                      TRANSFER     PROTECTION    CONSOLIDATED
                                                     ----------    ----------    ------------
Net investment income                                      $2,578          $177         $2,755
Net realized investment gains                                  77           ---             77
Premiums                                                    1,192         1,122          2,314
Other revenues                                                411            10            421
                                                   --------------------------------------------
   Total revenues                                           4,258         1,309          5,567
                                                   --------------------------------------------
Interest credited, benefits and other changes
   in policy reserves                                       3,001           772          3,773
Commissions                                                   305           254            559
Amortization of intangibles                                   213            63            276
Other operating costs and expenses                            150           123            273
                                                   --------------------------------------------
   Total benefits and expenses                              3,669         1,212          4,881
                                                   --------------------------------------------
   Income before income taxes                                $589          $ 97           $686
                                                   ============================================
Total assets                                              $44,891        $6,201        $51,092
                                                   ============================================

1996 -- Segment Data
--------------------                                    WEALTH       WEALTH &
                                                    ACCUMULATION &   LIFESTYLE
                                                       TRANSFER     PROTECTION    CONSOLIDATED
                                                    --------------  ----------   -------------
 Net investment income                                      $1,626         $ 147         $1,773
 Net realized investment gains                                  13             2             15
 Premiums                                                      465           921          1,386
 Other revenues                                                186             6            192
                                                    --------------------------------------------
    Total revenues                                           2,290         1,076          3,366
                                                    --------------------------------------------
 Interest credited, benefits, and other changes
    in policy reserves                                       1,646           623          2,269
 Commissions                                                   161           206            367
 Amortization of intangibles                                   138            77            215
 Other operating costs and expenses                             75            70            145
                                                    --------------------------------------------
    Total benefits and expenses                              2,020           976          2,996
                                                    --------------------------------------------
    Income before income taxes and minority interests         $270         $ 100           $370
                                                    ============================================
 Total assets                                              $41,491        $3,870        $45,361
                                                    ============================================

        (b)     GEOGRAPHIC SEGMENT INFORMATION

        The Company conducts its operations primarily in two geographic regions:
(1) North America and (2) Asia. See Note (1)(d) for further discussion of the Company's principal product lines distributed in these two segments.

        The following is a summary of geographic region activity for 1998.

                                  NORTH AMERICA      ASIA       CONSOLIDATED
                                  --------------     ----      --------------
 Total revenues                           $6,437          $235         $6,672
 Income before income taxes                  802           (9)            793
 Total assets                             54,776         1,951         56,727

        Prior to 1998, the Company's operations were entirely within the North American geographic region.


(16) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        During 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. The Company will adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effects of adoption, as it believes that such determination will not be meaningful until closer to the adoption date.

        In December 1997, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP) 97-3, ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE-RELATED ASSESSMENTS. This SOP provides guidance on accounting by insurance and other enterprises for guaranty-fund and certain other insurance related assessments. The SOP requires enterprises to recognize
(1) a liability for assessments when (a) an assessment has been asserted or information available prior to issuance of the financial statements indicates it is probable that an assessment will be asserted, (b) the underlying cause of the asserted or probable assessment has occurred on or before the date of the financial statements, and (c) the amount of the loss can be reasonably estimated and (2) an asset for an amount when it is probable that a paid or accrued assessment will result in an amount that is recoverable from premium tax offsets or policy surcharges from in-force policies. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and will be reported in a manner similar to a cumulative effect of a change in accounting principle in the initial year of adoption. As a result of the adoption of this SOP, the Company expects to record an asset of approximately $25, net of tax.

(17) SUBSEQUENT EVENTS

        On December 31, 1998, the Company reached an agreement to acquire Professional Insurance Company from Pacific Life and Accident Insurance Company during the first quarter of 1999 for approximately $48. Professional Insurance Company is a worksite insurance provider based in Raleigh, N.C.

        On January 1, 1999, Great Northern Insured Annuity Corporation (previously a wholly owned subsidiary of General Electric Capital Assurance Company) merged into General Electric Capital Assurance Company and The Harvest Life Insurance Company (previously a subsidiary of Federal Home Life Insurance Company) merged into The Life Insurance Company of Virginia. Also, PHF Life Insurance Company (previously a subsidiary of Federal Home Life Insurance Company) merged into UFLIC. Simultaneously with the aforementioned mergers, The Life Insurance Company of Virginia was renamed GE Life and Annuity Assurance Company. These mergers and name change were approved by all applicable state insurance regulatory departments.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
GE Financial Assurance Holdings, Inc.:

        Under date of January 22, 1999, we reported on the consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                    KPMG LLP

Richmond, Virginia
January 22, 1999

                                                                   SCHEDULE II

                      GE FINANCIAL ASSURANCE HOLDINGS, INC.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)

                                 BALANCE SHEETS

             (Dollar amounts in millions, except per share amounts)

                                                                December 31,
ASSETS:                                                      1998         1997
                                                             ----         ----
   Investment in subsidiaries                              $ 8,705      $ 8,056
   Other assets                                                472          116
                                                           -------      -------
           Total assets                                    $ 9,177      $ 8,172
                                                           =======      =======
LIABILITIES AND SHAREHOLDER'S INTEREST:
Liabilities:
   Short-term borrowings                                   $ 1,330      $ 1,162
   Accounts payable and accrued expenses                       392           52
                                                           -------      -------
           Total liabilities                                 1,722        1,214
                                                           -------      -------
Shareholder's interest:
   Net unrealized investment gains                             713          661
   Foreign currency translation adjustments                     73            -
                                                           -------      -------
   Accumulated non-owner changes in equity                     786          661
   Common stock ($1 par value, 1,000 authorized,
     1,000 shares issued and outstanding)                        -            -
   Additional paid-in capital                                5,435        5,435
   Retained earnings                                         1,234          862
                                                           -------      -------
           Total shareholder's interest                      7,455        6,958
                                                           -------      -------
           Total liabilities and shareholder's interest    $ 9,177      $ 8,172
                                                           =======      =======


    See accompanying note to condensed financial information of registrant.

                                                                    SCHEDULE II

                      GE FINANCIAL ASSURANCE HOLDINGS, INC.
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                (Parent Company)

                              Statements of Income

                          (Dollar amounts in millions)


                                                               Years Ended December 31,
                                                         1998            1997           1996
                                                         ----            ----           ----
Revenues:

   Equity in undistributed earnings of subsidiaries    $ 429           $ 448          $ 231
   Net investment income                                 133               2              -
                                                       -----           -----          -----
        Total revenues                                   562             450            231
                                                       -----           -----          -----
Benefits and expenses:
   General expenses                                       39              29              3
   Interest expense                                       63              11              -
                                                       -----           -----          -----
        Total benefits and expenses                      102              40              3
                                                       -----           -----          -----
        Income before income taxes                       460             410            228
Income tax benefit                                        32              15              1
                                                       -----           -----          -----
        Net income                                     $ 492           $ 425          $ 229
                                                       =====           =====          =====

  See accompanying note+A44 to condensed financial information of registrant.

                                                                    SCHEDULE II

                      GE FINANCIAL ASSURANCE HOLDINGS, INC.

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                (Parent Company)

                            Statements of Cash Flows

                          (Dollar amounts in millions)



                                                                             Years Ended December 31,
                                                                         1998          1997         1996
                                                                       -------       --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 492         $ 425        $ 229
                                                                       ------        ------       ------
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Equity in undistributed earnings of subsidiaries                   (429)         (448)        (231)
      Increase in other assets                                           (356)         (116)           -
      Increase (decrease) in accounts payable and accrued expenses        340           (21)          74
                                                                       ------        ------       ------
               Total adjustments                                         (445)         (585)        (157)
                                                                       ------        ------       ------
               Net cash provided by (used in) operating activities         47          (160)          72
                                                                       ------        ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of First Colony                                                 -             -       (1,897)
   Purchase of note from GE Capital                                         -             -         (175)
   Capital contribution to First Colony                                     -             -         (100)
   Purchase of Colonial Penn                                                -        (1,015)           -
   Additional purchase price adjustment for UFLIC and Life of Virginia    (37)            -            -
   Purchase of Japanese operations                                        (51)            -            -
   Purchase of LTC, Inc.                                                   (7)          (59)           -
                                                                       ------        ------       ------
               Net cash used in investing activities                      (95)       (1,074)      (2,172)
                                                                       ------        ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution from GE Capital                                     -             -        2,172
   Net commercial paper borrowings (maturities 90 days or less)           568           436
   Proceeds from short-term borrowings                                  3,303         1,968            -
   Payments on short-term borrowings                                   (3,703)       (1,242)           -
   Dividend paid to shareholder                                          (120)            -            -
                                                                       ------        ------       ------
               Net cash provided by financing activities                   48         1,162        2,172
                                                                       ------        ------       ------
               Net increase (decrease) in cash and cash equivalents         -           (72)          72
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              -            72            -
                                                                       ------        ------       ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ -           $ -         $ 72
                                                                       ======        ======       ======


    See accompanying note to condensed financial information of registrant.

                                                                    SCHEDULE II

                      GE FINANCIAL ASSURANCE HOLDINGS, INC.

              NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

(1) BASIS OF PRESENTATION

        All of the outstanding common stock of GE Financial Assurance Holdings, Inc. (GE Financial Assurance) is owned by General Electric Capital Corporation (GE Capital), a wholly-owned subsidiary of General Electric Capital Services, Inc., which in turn is a wholly-owned subsidiary of General Electric Company. GE Financial Assurance was formed by GE Capital in October 1996. GE Capital subsequently contributed its wholly-owned subsidiary, GNA Corporation, to GE Financial Assurance. These parent company financial statements reflect the combination of GE Financial Assurance and GNA Corporation at historical cost on an as-if-pooled basis; accordingly, the accompanying parent company financial statements include the accounts and operations of GNA Corporation for all periods presented.

        GE Financial Assurance's primary asset is its 100% investment in the common stock of GNA Corporation. GNA Corporation owns 100% of the common stock of various other life and non-life insurance companies.

                                                   FUTURE ANNUITY
                                                    AND CONTRACT                     OTHER
                                     DEFFERED   BENEFITS AND LIABILITY  UNEARNED POLICYHOLDER   PREMIUM
                                   ACQUISITION      FOR POLICY AND      PREMIUMS  LIABILITIES   REVENUE
                                   ----------   ----------------------  --------  -----------   -------

December 31, 1998:

 Wealth Accumulation and Transfer      $ 874             $ 34,723         $ 212       $ 542       $ 1,557
 Wealth and Lifestyle Protection         444                3,246           754          28         1,650
                                     -------             --------        ------      ------       -------
            Total                    $ 1,318             $ 37,969         $ 966       $ 570       $ 3,207
                                     =======             ========        ======      ======       =======
December 31, 1997:

 Wealth Accumulation and Transfer      $ 547             $ 32,801          $ 38       $ 450       $ 1,192
 Wealth and Lifestyle Protection         316                2,978         1,083          30         1,122
                                     -------             --------        ------      ------       -------
            Total                      $ 863             $ 35,779       $ 1,121       $ 480       $ 2,314
                                     =======             ========        ======      ======       =======
December 31, 1996:

 Wealth Accumulation and Transfer      $ 320             $ 32,232          $ 90       $ 336         $ 465
 Wealth and Lifestyle Protection         168                2,096           723          16           921
                                     -------             --------        ------      ------       -------
            Total                      $ 488             $ 34,328         $ 813       $ 352       $ 1,386
                                     =======             ========        ======      ======       =======



                                                                    CHANGE IN
                                     NET         BENEFITS AND        DEFERRED      OTHER
                                  INVESTMENT   OTHER CHANGES IN     ACQUISITION  OPERATING     PREMIUMS
                                    INCOME      POLICY RESERVES      COSTS, NET  EXPENSES      WRITTEN
                                  ----------   ----------------    ------------  ----------   --------
December 31, 1998:

 Wealth Accumulation and Transfer    $ 2,631         $ 2,040          $ (303)    $ 1,033       $ 1,557
 Wealth and Lifestyle Protection         265           1,189            (143)        803         1,685
                                     -------         -------          ------      ------       -------
            Total                    $ 2,896         $ 3,229          $ (446)    $ 1,836       $ 3,242
                                     =======         =======          ======     =======       =======
December 31, 1997:

 Wealth Accumulation and Transfer    $ 2,578         $ 1,720          $ (306)      $ 974       $ 1,192
 Wealth and Lifestyle Protection         177             772            (129)        569         1,142
                                     -------         -------          ------      ------       -------
            Total                    $ 2,755         $ 2,492          $ (435)    $ 1,543       $ 2,334
                                     =======         =======          ======     =======       =======
December 31, 1996:

 Wealth Accumulation and Transfer    $ 1,626           $ 809          $ (144)      $ 518         $ 465
 Wealth and Lifestyle Protection         147             538            (138)        491           901
                                     -------         -------          ------      ------       -------
            Total                    $ 1,773         $ 1,347          $ (282)    $ 1,009       $ 1,366
                                     =======         =======          ======     =======       =======

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Omitted


ITEM 11.  EXECUTIVE COMPENSATION.

        Omitted


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Omitted


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Omitted

  EXHIBIT                                                                                      SEQUENTIAL
                                                                                              NUMBERED PAGE
 *3.1.      Articles of Incorporation of the Company, and all amendments thereto.
 *3.2.      By-laws of the Company, as amended.
   12.      Computation of Ratios of Earnings to Fixed Charges.                                    88
 * 21.      Subsidiaries of the Company.


-----------

*       Previously filed.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GE FINANCIAL ASSURANCE HOLDINGS, INC.
                                      By

                                      Name:     Stephen N. DeVos
                                      Title:       Vice President and Controller

Date: March 29, 1999

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)     Financial Statements and Schedules.