Form 10-Q
period 1999-03-27
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 1999-05-11
CIK 1049537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

       |X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1999

                                       OR

       [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from________ to_________



                         Commission file number 0-23375


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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At May 11, 1999, 1,000 shares of common stock with a par value of $1.00 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                                      PAGE
                                                                                 ----------------


PART I - FINANCIAL INFORMATION.

Item 1.     Financial Statements ......................................................... 1

Item 2.     Management's Discussion and Analysis of Results of Operations ................ 6

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges ............................ 8


PART II - OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K .............................................  9

Signatures .............................................................................. 10

Index to Exhibits ....................................................................... 11


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

       CONDENSED, CONSOLIDATED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (UNAUDITED)


                                                                       THREE MONTHS
                                                                           ENDED
                                                                  -------------------------
(In millions)                                                     MARCH 27,       MARCH 28,
                                                                    1999            1998
REVENUES:
    Net investment income                                      $    748        $     719
    Net realized investment gains                                    16                7
    Premiums                                                        839              729
    Policy fees and other income                                    120              107
                                                                 ----------      -----------
     TOTAL REVENUES                                               1,723            1,562
                                                                 ----------      -----------

BENEFITS AND EXPENSES:
    Interest credited                                               314              321
    Benefits and other changes in policy                            849              743
       reserves
    Commissions                                                     159              130
    General expenses                                                260              189
    Amortization of intangibles, net                                 65               69
    Change in deferred acquisition costs, net                      (136)             (89)
    Interest expense                                                 23               18
                                                                 ----------      -----------
      TOTAL BENEFITS AND EXPENSES                                 1,534            1,381
                                                                 ----------      -----------

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                     189              181
Provision for income taxes                                           72               69
                                                                 ----------      -----------
EARNINGS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                               117              112
Cumulative effect of accounting change, net of tax                   25               --
                                                                 ----------      -----------
NET EARNINGS                                                        142              112
Retained earnings at beginning of period                          1,234              862
                                                                 ----------      -----------
RETAINED EARNINGS AT END OF PERIOD                             $  1,376        $     974
                                                                 ==========     ============

See Notes to Condensed, Consolidated Financial Statements.

              GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUSIDIARIES

             CONDENSED, CONSOLIDATED STATEMENT OF FINANCIAL POSITION



                                                                 MARCH 27,        December 31,
 (In millions)                                                     1999               1998
                                                             -----------------  -----------------
ASSETS                                                         (UNAUDITED)
 Investments:
  Fixed maturities available-for-sale, at fair value              $ 36,567           $ 36,898
  Mortgage loans, net of valuation allowance                         3,146              2,960
  Policy loans                                                       1,166              1,156
  Short-term investments                                               130                164
  Other invested assets                                              1,152              1,109
                                                             -----------------  -----------------
   Total investments                                                42,161             42,287

 Cash                                                                  156                214
 Accrued investment income                                             827                789
 Deferred acquisition costs                                          1,491              1,318
 Intangible assets                                                   3,290              3,243
 Reinsurance recoverable                                             1,545              1,634
 Other assets                                                        1,566              1,673
 Separate account assets                                             5,929              5,569
                                                             -----------------  -----------------
        TOTAL ASSETS                                              $ 56,965           $ 56,727
                                                             =================  =================


LIABILITIES AND SHAREHOLDER'S INTEREST
Liabilities:
 Future annuity and contract benefits                             $ 36,851          $  36,272
 Unearned premiums                                                     891                966
 Liability for policy and contract claims                            1,797              1,697
 Other policyholder liabilities                                        527                570
 Accounts payable and accrued expenses                               1,713              2,047
 Short-term borrowings                                               1,172              1,330
 Separate account liabilities                                        5,929              5,569
 Long-term debt                                                        697                698
                                                             -----------------  -----------------
        Total liabilities                                           49,577             49,149

Minority interest                                                      123                123

Shareholder's interest:
 Net unrealized investment gains                                       386                713
 Foreign currency translation adjustments                               68                 73
                                                             -----------------  -----------------
 Accumulated non-owner changes in equity                               454                786
 Common stock                                                          ---                ---
 Additional paid-in capital                                          5,435              5,435
 Retained earnings                                                   1,376              1,234
                                                             -----------------  -----------------
        Total shareholder's interest                                 7,265              7,455
                                                             -----------------  -----------------
        TOTAL LIABILITIES AND SHAREHOLDER'S INTEREST              $ 56,965           $ 56,727
                                                             =================  =================


See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                               ----------------------------------

                                                                MARCH 27,          MARCH 28,
 (In millions)                                                    1999                1998
                                                             -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                      $   142            $   112
 Adjustments  to reconcile net earnings to net cash provided from operating activities:
     Increase in future policy benefits                                299                575
     Cumulative effect of accounting change, net of tax                (25)               ---
     Other - net                                                      (167)                42
                                                             -----------------  -----------------
        Net cash provided from operating activities                    249                729
                                                             -----------------  -----------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from investment securities and other invested             1,375              1,740
   assets
  Principal collected on mortgage and policy loans                     129                128
  Purchases of investment securities and other invested             (1,685)            (2,274)
   assets
  Mortgage and policy loan originations                               (326)              (245)
                                                             -----------------  -----------------
        Net cash used for investing activities                        (507)              (651)
                                                             -----------------  -----------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issue of investment contracts                        1,330                760
  Redemption and benefit payments on investment contracts           (1,007)            (1,081)
  Net commercial paper borrowings (maturities of 90 days or              4                571
   less)
  Borrowings from minority interest holder                             ---                562
  Proceeds from other borrowings                                       306              1,368
  Payments on other borrowings                                        (469)            (1,311)
                                                             -----------------  -----------------
        Net cash provided by financing activities                      164                869
                                                             -----------------  -----------------


 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 2                ---

 INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           (92)               947
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                           378                330
                                                             -----------------  -----------------
 CASH AND EQUIVALENTS AT END OF PERIOD                            $    286          $   1,277
                                                             =================  =================

See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed, consolidated quarterly financial statements represent GE Financial Assurance Holdings, Inc. and its consolidated subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated. Certain prior period data have been reclassified to conform to the current period presentation.

2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals, except as discussed in Note 5) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. A summary of changes in shareholder's interest that did not result directly from transactions with the share owner follows:


                                                                     THREE MONTHS ENDED
                                                             -----------------------------------
      (In millions)                                         MARCH 27, 1999      MARCH 28, 1998
                                                            -----------------  -----------------


      Net earnings                                                 $  142              $ 112
      Unrealized losses on investment securities - net               (327)                (9)
      Foreign currency translation adjustments                         (5)               ---
                                                            -----------------  -----------------

      Total                                                       $  (190)             $ 103
                                                            =================  =================

4. The Company conducts its operations through two business segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, and (2) Wealth and Lifestyle Protection, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events.

      The following is a summary of operating segment activity for the three month periods ended March 27, 1999 and March 28, 1998:


                                                                      THREE MONTHS ENDED
                                                               ----------------------------------
      (In millions)                                          MARCH 27, 1999      MARCH 28, 1998
                                                             -----------------  -----------------
      REVENUES
      Wealth Accumulation & Transfer .................             $ 1,212            $ 1,072
      Wealth & Lifestyle Protection ..................                 511                490
                                                             -----------------  -----------------
          Total revenues .............................             $ 1,723            $ 1,562
                                                             =================  =================

      EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE
      Wealth Accumulation & Transfer .................               $ 154              $ 152
      Wealth & Lifestyle Protection ..................                  35                 29
                                                             -----------------  -----------------
          Total earnings before income taxes and cumulative
                effect of accounting change ..........               $ 189              $ 181
                                                             =================  =================

    The Company conducts its operations primarily in two geographic regions: (1) North America and (2) Asia. The following is a summary of geographic region activity for the three month period ending March 27, 1999.

    (in millions)                               NORTH AMERICA           ASIA       CONSOLIDATED
                                                -------------           ----       ------------
    Total revenues                                     $ 1,620          $ 103          $1,723
    Earnings before income taxes and cumulative          $ 185           $  4           $ 189
       effect of accounting change



    Prior to April, 1998 the Company's operations were entirely within the North American geographic region.

5. In 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE-RELATED ASSESSMENTS. This SOP provided guidance on accounting by insurance and other enterprises for guaranty-fund and certain other insurance related assessments. The SOP requires enterprises to recognize (1) a liability for assessments when (a) an assessment has been asserted or information available prior to issuance of the financial statements indicates it is probable that an assessment will be asserted, (b) the underlying cause of the asserted or probable assessment has occurred on or before the date of the financial statements, and (c) the amount of the loss can be reasonably estimated and (2) an asset for an amount when it is probable that a paid or accrued assessment will result in an amount that is recoverable from premium tax offsets or policy surcharges from in-force policies.

    Effective January 1, 1999, the Company adopted SOP 97-3 and has reported the effect of this adoption as a cumulative effect of a change in accounting principle amounting to $25 million (net of tax of $14 million).

6. During 1998, The Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("the Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. The Company expects to adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management had not estimated the effects of adoption, as it believes that such determination will not be meaningful until closer to the adoption date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

Net earnings before cumulative effect of accounting change for the first three months of 1999 were $117 million, a $5 million, or 4.5%, increase over the first three months of 1998. This increase was driven largely by increased investment income and premiums earned due to the Company's GE Edison Life Insurance Company ("GE Edison") operations which commenced in April, 1998 and growth in sales of certain existing products, partially offset by increased benefits and other changes in policy reserves as well as increased general expenses principally relating to GE Edison operations.

OPERATING RESULTS

NET INVESTMENT INCOME increased $29 million, or 4.0%, to $748 million for the first three months of 1999 from $719 million for the first three months of 1998. The increase was primarily attributable to higher levels of average invested assets ($41.2 billion in first three months of 1999 vs. $38.4 billion in first three months of 1998) due to growth in core invested assets and investments relating to the Company's GE Edison operations commencing in April 1998, partially offset by a decrease in weighted average yields to 7.3% for the first three months of 1999 from 7.6% for the first three months of 1998.

PREMIUMS increased $110 million, or 15.1%, to $839 million for the first three months of 1999 from $729 million for the first three months of 1998. The increase is a result of the operations of GE Edison, which commenced in April 1998, and growth in the Company's life and accident and health businesses.

POLICY FEES AND OTHER INCOME increased $13 million, or 12.1%, to $120 million in the first three months of 1999 from $107 million in the first three months of 1998. Other income is principally comprised of surrender fees, insurance charges made against universal life contracts and other specified transaction fees assessed to policyholders and commission income. The increase in the first three months of 1999 was primarily due to an increase in transaction fee income as a result of an increase in the balance of certain underlying reserve balances.

INTEREST CREDITED decreased $7 million, or 2.2%, to $314 million in the first three months of 1999 from $321 million in the first three months of 1998. This decrease was driven by (1) the reduction of the Company's crediting rates due to changes in market conditions and (2) customer redemption of certain products and the corresponding reduction in the applicable underlying reserves, being partially offset by the increase in issuance of guaranteed investment contracts. The Company monitors market conditions closely and resets interest-crediting rates as allowed by the terms of the underlying contracts.

BENEFITS AND OTHER CHANGES IN POLICY RESERVES includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty policies. These amounts increased $106 million, or 14.3%, to $849 million in the first three months of 1999 from $743 million in the first three months of 1998. This increase was a result of the operations of GE Edison and increased benefit payments and other changes in policy reserves.

COMMISSION EXPENSES increased $29 million, or 22.3%, to $159 million in the first three months of 1999 from $130 million in the first three months of 1998 primarily due to GE Edison's operations and higher production on certain of the Company's existing products.

GENERAL EXPENSES were $260 million for the first three months of 1999, an increase of $71 million or 37.6% over the first three months of 1998 expense of $189 million. The increase was primarily a result of expenses related to the Company's GE Edison operations and increases in sales and advertising expenses in support of the Company's core growth initiatives.

Item 2. Management's Discussion and Analysis of Results of Operations
          (Continued).

Amortization of intangibles, net decreased $4 million, or 5.8%, to $65 million for the first three months of 1999 from $69 million for the first three months of 1998. The Company's significant intangible assets consist of two components which both result from acquisition activities - the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance and annuity contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. An increase in amortization of goodwill, resulting from GE Edison was offset by a reduction in the amortization of PVFP of $6 million.

Change in deferred acquisition costs, net increased $47 million, or 52.8%, to $136 million for the first three months of 1999 from $89 million for the first three months of 1998. The increase in change in deferred acquisition costs, net was related to an increase in deferral of capitalization costs due to GE Edison's operations, which commenced in April 1998, and increased product sales noted above, partially offset by amortization of previously capitalized acquisition costs.

Interest expense increased $5 million, or 27.8%, to $23 million for the first three months of 1999 from $18 million for the first three months of 1998. This increase was related to interest costs incurred on borrowings in connection with the commencement of GE Edison operations in April 1998.

Financial Condition

Total assets increased $238 million, or 0.4%, at March 27, 1999 from December 31, 1998. Assets invested in separate accounts increased by $360 million, or 6.5% at March 27, 1999 from December 31, 1998 primarily due to continued sales of variable annuity products and gains in the underlying investment funds. Total investments decreased $126 million, or 0.3%, at March 27, 1999 from December 31, 1998. This decrease was primarily driven by net unrealized losses within the Company's investment portfolio of $646 million, partially offset by invested operating cash flows of $507 million.

Total liabilities increased $428 million, or 0.9%, at March 27, 1999 from December 31, 1998. Future annuity and contract benefits increased $579 million, or 1.6%, at March 27, 1999 from December 31, 1998. This increase resulted primarily from the growth in existing insurance and investment products. Separate account liabilities increased $360 million, or 6.5%, due to continued sales of variable annuity products and gains in the underlying investment funds. Borrowings (including short-term and long-term debt) decreased $159 million, or 7.8%, primarily as a result of normal line of credit activity during the first quarter. Accounts payable and accrued other expenses decreased $334 million, or 16.3%, due primarily to timing of net payments and receipts related to investment portfolio and normal business activity.

Year 2000

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. That approach includes a fourth and final phase - the control phase - for the completion, testing and continued monitoring of Year 2000 readiness and the completion of necessary contingency plans. The Company is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While the Company does not expect significant disruptions of critical business processes caused by Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to ameliorate the effects of any such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.