Form 10-Q
period 1999-06-26
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 1999-08-10
CIK 1049537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

      ----
      |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ----
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 26, 1999

                                      OR

      ----
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ----
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________  to _____________



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At August 9, 1999, 1,000 shares of common stock with a par value of $1.00 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                              TABLE OF CONTENTS



                                                                       Page
                                                                  --------------


PART I - FINANCIAL INFORMATION.

Item 1.  Financial Statements .................................           1

Item 2.  Management's Discussion and Analysis of Results of
         Operations ...........................................           7

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges..          10


PART II - OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K .....................          11

Signatures ....................................................          12

Index to Exhibits .............................................          13

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

      Condensed, Consolidated Statement of Current and Retained Earnings

                                 (Unaudited)

                                               Three Months          Six Months
                                                  Ended                 Ended
                                           -----------------------------------------
(In millions)                              June 26,  June 27,    June 26,   June 27,
                                             1999      1998        1999       1998
                                           -------   ---------  ----------  --------
Revenues:
   Net investment income                   $  775     $    737   $  1,523    $  1,456
   Net realized investment gains               41           21         57          28
   Premiums                                   842          782      1,681       1,511
   Policy fees and other income               120          121        240         228
                                           -------   ---------  ----------   --------

           Total revenues                   1,778        1,661      3,501       3,223
                                           -------   ---------  ----------   --------

Benefits and expenses:
   Interest credited                          317          311        631         632
   Benefits and other changes in policy
      reserves                                810          805      1,659       1,548
   Commissions                                187          117        346         247
   General expenses                           292          268        552         457
   Amortization of intangibles, net            76           73        141         142
   Change in deferred acquisition
      costs, net                             (170)        (112)      (306)       (201)
   Interest expense                            23           22         46          40
                                           -------   ---------  ----------   --------

     Total benefits and expenses            1,535        1,484      3,069       2,865
                                           -------   ---------  ----------   --------

Earnings before income taxes, minority
   interest and cumulative effect of
   accounting change                          243          177        432         358

Provision for income taxes                     89           64        161         133
                                           -------   ---------  ----------    --------
Earnings before minority interest and
   cumulative effect of accounting
   change                                     154          113        271         225

Minority interest                               2           --          2          --
                                           -------   ---------  ----------    --------
Earnings before cumulative effect of
   accounting change                          152          113        269         225

Cumulative effect of accounting change,
   net of tax                                  --           --         25          --
                                           -------   ---------  ----------    --------

Net earnings                                  152          113        294         225

Retained earnings at beginning of period    1,376          974      1,234         862
                                           -------   ---------  ----------   --------

Retained earnings at end of period         $1,528     $  1,087   $  1,528    $  1,087
                                           ======    =========  ==========   ========


See Notes to Condensed, Consolidated Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

           Condensed, Consolidated Statement of Financial Position

                                                      June 26,     December 31,
 (In millions)                                          1999           1998
                                                   --------------  -------------
Assets                                              (Unaudited)
 Investments:
  Fixed maturities available-for-sale, at fair
      value                                          $  35,895        $ 36,898
  Mortgage loans, net of valuation allowance             3,277           2,960
  Other invested assets                                  2,329           2,265
  Short-term investments                                   217             164
                                                   --------------  -------------
   Total investments                                    41,718          42,287

 Cash                                                      131             214
 Deferred acquisition costs                              1,821           1,318
 Intangible assets                                       3,804           3,243
 Other assets                                            4,946           4,096
 Separate account assets                                 6,552           5,569
                                                   --------------  -------------

      Total assets                                    $ 58,972        $ 56,727
                                                   ==============  =============


Liabilities and Shareholder's Interest
Liabilities:
 Future annuity and contract benefits and other
   policyholder liabilities                           $ 41,203       $  39,505
 Accounts payable, accrued expenses and other
   liabilities                                           2,288           2,047
 Short-term borrowings                                   1,294           1,330
 Separate account liabilities                            6,552           5,569
 Long-term debt                                            696             698
                                                   --------------  -------------

      Total liabilities                                 52,033          49,149
                                                   --------------  -------------
Minority interest                                          445             123

Shareholder's interest:
 Net unrealized investment gains (losses)                 (527)            713
 Foreign currency translation adjustments                   58              73
                                                   --------------  -------------
 Accumulated non-owner changes in equity                  (469)            786
 Common stock                                              ---             ---
 Additional paid-in capital                              5,435           5,435
 Retained earnings                                       1,528           1,234
                                                   --------------  -------------
      Total shareholder's interest                       6,494           7,455
                                                   --------------  -------------
      Total liabilities and shareholder's
      interest                                        $ 58,972        $ 56,727
                                                   ==============  =============


See Notes to Condensed, Consolidated Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

               Condensed, Consolidated Statement of Cash Flows

                                 (Unaudited)

                                                          Six Months Ended
                                                    ----------------------------

                                                     June 26,        June 27,
 (In millions)                                         1999            1998
                                                   --------------  -------------
Cash Flows From Operating Activities
 Net earnings                                          $   294         $   225
 Adjustments  to  reconcile  net  earnings  to net
 cash provided from operating activities:
    Increase in future policy benefits                     480           1,200
    Cumulative effect of accounting change, net
    of tax                                                 (25)            ---
    Other - net                                           (242)           (162)
                                                   --------------  -------------
      Net cash provided from operating activities          507           1,263
                                                   --------------  -------------


Cash Flows From Investing Activities
  Proceeds from sale and maturity of investment
    securities and other invested assets                 3,069           3,530
  Principal collected on mortgage and policy loans         221             226
  Purchases of investment securities and other
      invested assets                                   (4,430)         (4,737)
  Mortgage and policy loan originations                   (552)           (359)
  Purchase of GE Edison Life Insurance Company,
  net of cash acquired                                     ---            (560)
  Other - net                                              (47)            ---
                                                   --------------  -------------
      Net cash used for investing activities            (1,739)         (1,900)
                                                   --------------  -------------


Cash Flows From Financing Activities
  Proceeds from issuance of investment contracts         3,382           1,595
  Redemption and benefit payments on investment
    contracts                                           (2,148)         (2,302)
  Changes in net commercial paper borrowings
    (maturities of 90 days or less)                         (5)            570
  Proceeds from minority interest holder                   ---             556
  Proceeds from other borrowings                           651           2,238
  Payments on other borrowings                            (681)         (2,139)
                                                   --------------  -------------
      Net cash provided by financing activities          1,199             518
                                                   --------------  -------------


 Effect of Exchange Rate Changes on Cash                     3             (31)

 Decrease in Cash and Equivalents                          (30)           (150)
 Cash and Equivalents at Beginning of Period               378             330
                                                   --------------  -------------
 Cash and Equivalents at End of Period             $       348         $   180
                                                   ==============  =============

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

2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. A summary of changes in shareholder's interest that do not result directly from transactions with the shareholder follows:

                                                        Three Months Ended
                                                   -----------------------------
     (In millions)                                 June 26, 1999   June 27, 1998
                                                   -------------  --------------

     Net earnings                                      $   152           $ 113
     Unrealized gains (losses) on investment
       securities - net                                   (913)            174
     Foreign currency translation adjustments              (10)            (62)
                                                   ------------  --------------
     Total                                             $  (771)          $ 225
                                                   =============  ==============

                                                         Six Months Ended
                                                   -----------------------------
     (In millions)                                 June 26, 1999   June 27, 1998
                                                   -------------  --------------

     Net earnings                                    $     294           $ 225
     Unrealized gains (losses) on investment
       securities - net                                 (1,240)            165
     Foreign currency translation adjustments              (15)            (62)
                                                   -------------  --------------
     Total                                            $   (961)          $ 328
                                                   =============  ==============


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

    The following is a summary of operating segment activity for the three and six month periods ended June 26, 1999 and June 27, 1998:

                                                         Three Months Ended
                                                    ----------------------------
     (In millions)                                 June 26, 1999   June 27, 1998
                                                   --------------  -------------
     Revenues
     Wealth Accumulation & Transfer .........           $ 1,219         $ 1,146
     Wealth & Lifestyle Protection ..........               559             515
                                                   --------------  -------------
         Total revenues .....................           $ 1,778         $ 1,661
                                                   ==============  =============

     Earnings before income taxes, minority
        interest and cumulative effect of
        accounting change
     Wealth Accumulation & Transfer .........             $ 207          $  146
     Wealth & Lifestyle Protection ..........                36              31
                                                   --------------  -------------

         Total  earnings  before income taxes,
            minority  interest and  cumulative
            effect of accounting change .....             $ 243          $  177
                                                   ==============  =============

                                                          Six Months Ended
                                                    ----------------------------
     (In millions)                                 June 26, 1999   June 27, 1998
                                                   --------------  -------------
     Revenues
     Wealth Accumulation & Transfer .........           $ 2,431         $ 2,218
     Wealth & Lifestyle Protection ..........             1,070           1,005
                                                   --------------  -------------
         Total revenues .....................           $ 3,501         $ 3,223
                                                   ==============  =============

     Earnings before income taxes, minority
        interest and cumulative effect of
        accounting change
     Wealth Accumulation & Transfer .........             $ 361          $  298
     Wealth & Lifestyle Protection ..........                71              60
                                                   --------------  -------------
         Total  earnings  before income taxes,
            minority  interest and  cumulative
            effect of accounting change .....             $ 432          $  358
                                                   ==============  =============

5. In 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP provided guidance on accounting by insurance and other enterprises for guaranty-fund and certain other insurance-related assessments. The SOP requires enterprises to recognize (1) a liability for assessments when (a) an assessment has been asserted or information available prior to issuance of the financial statements indicates it is probable that an assessment will be asserted, (b) the underlying cause of the asserted or probable assessment has occurred on or before the date of the financial statements, and (c) the amount of the loss can be reasonably estimated and (2) an asset for an amount when it is probable that a paid or accrued assessment will result in an amount that is recoverable from premium tax offsets or policy surcharges from in-force policies.

   Effective January 1, 1999, the Company adopted SOP 97-3 and has reported the effect of this adoption as a cumulative effect of a change in accounting principle amounting to $25 million (net of tax of $14 million).

6. In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("the Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. In June 1999, the FASB delayed the required effective date of the new standard to January 1, 2001. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management had not estimated the effects of adoption, as it believes that such determination will not be meaningful until closer to the adoption date.

7. On July 30, 1999, Montgomery Ward Holding Corp. emerged from bankruptcy under a plan of reorganization that was approved on July 15, 1999. As part of the reorganization, the Company's parent, General Electric Capital Corporation ("GECC"), acquired The Signature Group ("Signature"), which was not in bankruptcy. GECC subsequently contributed Signature to the Company.

Item  2.  Management's Discussion and Analysis of Results of Operations.

Overview

Net earnings before minority interest and cumulative effect of accounting change for the first six months of 1999 were $271 million, a $46 million, or 20.4%, increase over the first six months of 1998. This increase was driven largely by increased investment income and premiums earned due to growth in sales of certain existing products, partially offset by increased benefits and other changes in policy reserves.

Operating Results

Net investment income increased $67 million, or 4.6%, to $1,523 million for the first six months of 1999 from $1,456 million for the first six months of 1998. The increase was primarily attributable to higher levels of average invested assets ($41.9 billion in first six months of 1999 vs. $38.8 billion in first six months of 1998) resulting from growth in core invested assets and investments relating to the Company's GE Edison Life Insurance Company ("GE Edison") operations commencing in April 1998, partially offset by a decrease in weighted average yields to 7.4% for the first six months of 1999 from 7.7% for the first six months of 1998.

Net realized investment gains increased $29 million, or 103.6%, to $57 million for the first six months of 1999 from $28 million for the first six months of 1998. This increase was primarily related to the Company's asset/liability risk management policies and associated ongoing review of its investment portfolio positions.

Premiums increased $170 million, or 11.3%, to $1,681 million for the first six months of 1999 from $1,511 million for the first six months of 1998. The increase is a result of the operations of GE Edison, which commenced in April 1998, and growth in the Company's life and accident and health businesses.

Policy fees and other income increased $12 million, or 5.3%, to $240 million in the first six months of 1999 from $228 million in the first six months of 1998. Policy fees and other income is principally comprised of surrender fees, insurance charges made against universal life contracts, other specified transaction fees assessed against policyholder account values and commission income. The increase in the first six months of 1999 was primarily due to an increase in transaction fee income resulting from an increase in policyholder account values.

Interest credited decreased $1 million, or 0.2%, to $631 million in the first six months of 1999 from $632 million in the first six months of 1998. This decrease was driven by (1) the reduction of the Company's crediting rates due to changes in market conditions and (2) customer redemption of certain products and the corresponding reduction in the applicable underlying reserves, being partially offset by the increase in issuance of guaranteed investment contracts and single premium deferred annuities. The Company monitors market conditions closely and resets interest-crediting rates as allowed by the terms of the underlying contracts.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty policies. These amounts increased $111 million, or 7.2%, to $1,659 million in the first six months of 1999 from $1,548 million in the first six months of 1998. This increase was a result of the operations of GE Edison and increased benefit payments and other changes in policy reserves due to growth in the Company's life and accident and health businesses.

Commission expenses increased $99 million, or 40.1%, to $346 million in the first six months of 1999 from $247 million in the first six months of 1998 primarily due to GE Edison's operations and higher production levels on certain of the Company's existing products.

General expenses were $552 million for the first six months of 1999, an increase of $95 million, or 20.8%, over the first six months of 1998 expense of $457 million. The increase was primarily a result of expenses related to the Company's GE Edison operations and increases in sales and advertising expenses in support of the Company's core growth initiatives.

Item  2.  Management's Discussion and Analysis of Results of Operations
          (Continued).

Amortization of intangibles, net decreased $1 million, or 0.7%, to $141 million for the first six months of 1999 from $142 million for the first six months of 1998. The Company's intangible assets primarily consist of two components which both result from acquisition activities - the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance and annuity contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. An increase in amortization of goodwill of $5 million, resulting from GE Edison was offset by a reduction in the amortization of PVFP and other intangibles of $6 million.

Change in deferred acquisition costs, net increased $105 million, or 52.2%, to $306 million for the first six months of 1999 from $201 million for the first six months of 1998. The increase in change in deferred acquisition costs, net was related to an increase in deferral of capitalization costs due to GE Edison's operations, which commenced in April 1998, and increased product sales noted above, partially offset by amortization of previously capitalized acquisition costs.

Interest expense increased $6 million, or 15.0%, to $46 million for the first six months of 1999 from $40 million for the first six months of 1998. This increase was related to interest costs incurred on borrowings in connection with the commencement of GE Edison operations in April 1998.


Financial Condition

Total assets increased $2,245 million, or 4.0%, at June 26, 1999 from December 31, 1998. This increase was mainly driven by (1) assets invested in separate accounts increased by $983 million, or 17.7%, primarily due to continued sales of variable annuity products and gains in the underlying investment funds, (2) goodwill increased $310 million, or 17.2%, primarily as a result of contingent consideration relating to the agreement to purchase the infrastructure and capitalization of the GE Edison operations (see minority interests below), (3) deferred taxes increased $682 million due to the current year change in net unrealized losses on the Company's investment portfolio, (4) present value of future profits and deferred acquisition costs increased $246 million, or 17.3%, and $503 million, or 38.2%, respectively, due to the effects of the current year change in net unrealized losses and deferral of acquisition costs, partially offset by net amortization for the year and (5) other assets increased $278 million as a result of increased balances due from brokers relating to investment transactions. These increases were partially offset by a decrease in total investments of $569 million, or 1.3%, at June 26, 1999 from December 31, 1998. This decrease was primarily driven by net unrealized losses within the Company's investment portfolio of $2,443 million, partially offset by investment operating cash flows amounting to $1,739 million.

Total liabilities increased $2,884 million, or 5.9%, at June 26, 1999 from December 31, 1998. Future annuity and contract benefits and other policyholder liabilities increased $1,698 million, or 4.3%, at June 26, 1999 from December 31, 1998. This increase resulted primarily from the growth in existing insurance and investment products. Separate account liabilities increased $983 million, or 17.7%, due to continued sales of variable annuity products and gains in the underlying investment funds. Borrowings (including short-term and long-term debt) decreased $38 million, or 1.9%, primarily as a result of normal line of credit activity during the first quarter. Accounts payable, accrued expenses and other liabilities increased $241 million, or 11.8%, due primarily to timing of net payments and receipts related to investment portfolio and normal business activity.

Minority interest increased $322 million, or 261.8%, at June 26, 1999 from December 31, 1998 as a result of the issuance of preferred stock in one the Company's subsidiaries as contingent consideration in accordance with the agreement to purchase the infrastructure and capitalization of the GE Edison operations.

Net unrealized investment gains (losses) decreased $1,240 million at June 26, 1999 from December 31, 1998 as a result of a decline in the fair value of the Company's available-for-sale portfolio due to a general increase in prevailing interest rates, partially offset by applicable adjustments to deferred taxes, present value of future profits and deferred acquisition costs as noted above.

Year 2000

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. The Company has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure - identify and inventory possible sources of Year 2000 issues;
(2) analyze - determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve execute project plans and perform a majority of the testing; and (4) control - complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities and suppliers were in the control phase. As a final step in the control phase, the Company is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While the Company does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to ameliorate the effects of any such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                          PART II--OTHER INFORMATION

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


                                  GE FINANCIAL ASSURANCE HOLDINGS, INC.
                                             (Registrant)

Date:  August 9, 1999             By:           /s/ Thomas W. Casey
                                      -----------------------------------------
                                                 Thomas W. Casey,
                                             Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)


Date:  August 9, 1999             By:          /s/ Richard G. Fucci
                                      -----------------------------------------
                                                 Richard G. Fucci,
                                           Vice President and Controller
                                          (Principal Accounting Officer)

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                              Index to Exhibits


  Exhibit No.                                                          Page
-----------------                                                  -------------




      12         Computation of ratio of earnings to fixed
                 charges                                                 10

      27 Financial Data Schedule (filed electronically only)