Form 10-Q
period 1999-09-25
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 1999-11-09
CIK 1049537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

         ---
         |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999
                                               ------------------
                                       OR

      ---
      | |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

                           --------------------------

                         Commission file number 0-23375

                           --------------------------

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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At November 8, 1999, 1,000 shares of common stock with a par value of $1.00 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                                                          Page
                                                                                                   -------------------

PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements .......................................................................    1

Item 2.       Management's Discussion and Analysis of Results of Operations ..............................    7

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges ..........................................   10


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ...........................................................   11

Signatures ...............................................................................................   12

Index to Exhibits ........................................................................................   13


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)



                                                                 Three Months Ended                 Nine Months Ended
                                                               --------------------------- -------------------------------
(In millions)                                                    September    September        September       September
                                                                    25,           26,              25,             26,
                                                                   1999          1998             1999            1998
                                                               -----------    -----------      -----------     -----------
Revenues:
     Net investment income                                  $       787    $       710      $     2,310     $     2,166
     Net realized investment gains                                   21             44               78              72
     Premiums                                                       896            806            2,577           2,317
     Policy fees and other income                                   203            119              443             347
                                                               -----------    -----------      -----------     -----------

           Total revenues                                         1,907          1,679            5,408           4,902
                                                               -----------    -----------      -----------     -----------

Benefits and expenses:
     Interest credited                                              328            319              959             951
     Benefits and other changes in policy reserves                  903            815            2,562           2,363
     Commissions                                                    241            125              587             372
     General expenses                                               351            234              903             691
     Amortization of intangibles, net                                94             76              235             218
     Change in deferred acquisition costs, net                     (236)          (122)            (542)           (323)
     Interest expense                                                24             28               70              68
                                                               -----------    -----------      -----------     -----------

       Total benefits and expenses                                1,705          1,475            4,774           4,340
                                                               -----------    -----------      -----------     -----------

Earnings before income taxes, minority interest and
     cumulative effect of accounting change                         202            204              634             562

Provision for income taxes                                           20             76              181             209
                                                               -----------    -----------      -----------     -----------
Earnings before minority interest and cumulative effect
     of accounting change                                           182            128              453             353

Minority interest                                                     2             --                4              --
                                                               -----------    -----------      -----------     -----------
Earnings before cumulative effect of accounting change
                                                                    180            128              449             353

Cumulative effect of accounting change, net of tax                   --             --               25              --
                                                               -----------    -----------      -----------     -----------

Net earnings                                                        180            128              474             353

Retained earnings at beginning of period                          1,528          1,087            1,234             862
                                                               -----------    -----------
                                                                                               -----------     -----------

Retained earnings at end of period                          $     1,708    $     1,215      $     1,708     $     1,215
                                                               -----------    -----------      -----------     -----------
                                                               -----------    -----------      -----------     -----------

See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position


                                                                             September 25,          December 31,
 (In millions)                                                                    1999                  1998
                                                                          --------------------   --------------------

Assets                                                                        (Unaudited)
  Investments:
   Fixed maturities available-for-sale, at fair value                            $  37,598               $ 36,898
   Mortgage loans, net of valuation allowance                                        3,350                  2,960
   Other invested assets                                                             2,234                  2,265
   Short-term investments                                                              287                    164
                                                                          --------------------   --------------------

    Total investments                                                               43,469                 42,287

  Cash                                                                                 136                    214
  Deferred acquisition costs                                                         1,947                  1,318
  Intangible assets                                                                  4,292                  3,243
  Other assets                                                                       5,235                  4,096
  Separate account assets                                                            7,334                  5,569
                                                                          --------------------   --------------------

         Total assets                                                             $ 62,413               $ 56,727
                                                                          ====================   ====================


Liabilities and Shareholder's Interest
Liabilities:
  Future annuity and contract benefits and other policyholder liabilities         $ 42,310              $  39,505
  Accounts payable, accrued expenses and other liabilities                           2,807                  2,047
  Short-term borrowings                                                              1,170                  1,330
  Separate account liabilities                                                       7,334                  5,569
  Long-term debt                                                                       703                    698
                                                                          --------------------   --------------------

         Total liabilities                                                          54,324                 49,149
                                                                          --------------------   --------------------

Minority interest                                                                      452                    123

Shareholder's interest:
 Net unrealized investment gains (losses)                                             (562)                   713
 Foreign currency translation adjustments                                              171                     73
                                                                          --------------------   --------------------
 Accumulated non-owner changes in equity                                              (391)                   786
 Common stock                                                                          ---                    ---
 Additional paid-in capital                                                          6,320                  5,435
 Retained earnings                                                                   1,708                  1,234
                                                                          --------------------   --------------------

         Total shareholder's interest                                                7,637                  7,455
                                                                          --------------------   --------------------

         Total liabilities and shareholder's interest                             $ 62,413               $ 56,727
                                                                          ====================   ====================


See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                            ------------------------------------------

                                                                            September 25,           September 26,
 (In millions)                                                                   1999                   1998
                                                                          --------------------   --------------------


Cash Flows From Operating Activities
 Net earnings                                                                      $   474                $   353
 Adjustments to reconcile net earnings to net cash provided from operating activities:
      Increase in future policy benefits                                               666                  1,811
      Cumulative effect of accounting change, net of tax                               (25)                   ---
      Other - net                                                                     (494)                   (24)
                                                                          --------------------   --------------------

         Net cash provided from operating activities                                   621                  2,140
                                                                          --------------------   --------------------


Cash Flows From Investing Activities
   Proceeds from sale and maturity of investment securities and other
      invested assets                                                                5,875                  4,871
   Principal collected on mortgage and policy loans                                    342                    374
   Purchases of investment securities and other invested assets                     (8,024)                (6,338)
   Mortgage and policy loan originations                                              (818)                  (602)
   Purchase of GE Edison Life Insurance Company, net of cash acquired                  ---                   (566)
                                                                          --------------------   --------------------

         Net cash used for investing activities                                     (2,625)                (2,261)
                                                                          --------------------   --------------------


Cash Flows From Financing Activities
   Proceeds from issuance of investment contracts                                    5,293                  2,567
   Redemption and benefit payments on investment contracts                          (3,228)                (3,509)
   Changes in net commercial paper borrowings (maturities of 90 days or
      less)                                                                             (9)                   567
    Proceeds from minority interest holder                                             ---                    556
   Cash received upon acquisition of The Signature Group                               129                    ---
   Proceeds from other borrowings                                                    1,243                  2,876
   Payments on other borrowings                                                     (1,393)                (2,954)
                                                                          --------------------   --------------------

         Net cash provided by financing activities                                   2,035                    103
                                                                          --------------------   --------------------


 Effect of Exchange Rate Changes on Cash                                                14                    (23)

 Decrease in Cash and Equivalents                                                       45                    (41)
 Cash and Equivalents at Beginning of Period                                           378                    330
                                                                          --------------------   --------------------

 Cash and Equivalents at End of Period                                           $     423                $   289

                                                                          ====================   ====================


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

3. A summary of changes in shareholder's interest that do not result directly from transactions with the shareholder follows:



                                                                                      Three Months Ended
                                                                         --------------------------------------------
       (In millions)                                                     September 25, 1999      September 26, 1998
                                                                         ---------------------  ---------------------


       Net earnings                                                               $   180                  $ 128
       Unrealized gains (losses) on investment securities - net                       (35)                   201
       Foreign currency translation adjustments                                       113                     47
                                                                         ---------------------  ---------------------

       Total                                                                         $258                  $ 376
                                                                         =====================  =====================

                                                                                     Nine Months Ended
                                                                          -------------------------------------------

       (In millions)                                                     September 25, 1999      September 26, 1998
                                                                         ---------------------  ---------------------


       Net earnings                                                              $    474                  $ 353
       Unrealized gains (losses) on investment securities - net                    (1,275)                   366
       Foreign currency translation adjustments                                        98                    (15)
                                                                         ---------------------  ---------------------

       Total                                                                        $(703)                 $ 704
                                                                         =====================  =====================

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

      The following is a summary of operating segment activity for the three and nine month periods ended September 25, 1999 and September 26, 1998:


                                                                                       Three Months Ended
                                                                            ------------------------------------------

       (In millions)                                                      September 25, 1999     September 26, 1998
                                                                          --------------------   --------------------

       Revenues
       Wealth Accumulation & Transfer ............................                  $1,215                $ 1,158
       Wealth & Lifestyle Protection .............................                     692                    521
                                                                          --------------------   --------------------

             Total revenues ......................................                 $ 1,907                $ 1,679
                                                                          ====================   ====================

       Earnings before income taxes, minority interest and cumulative effect of accounting change
       Wealth Accumulation & Transfer ............................                   $ 166                  $ 157
       Wealth & Lifestyle Protection .............................                      36                     47
                                                                          --------------------   --------------------

             Total earnings before income taxes,  minority interest
                  and cumulative effect of accounting change .....                   $ 202                  $ 204
                                                                          ====================   ====================

                                                                                        Nine Months Ended
                                                                            ------------------------------------------

       (In millions)                                                      September 25, 1999     September 26, 1998
                                                                          --------------------   --------------------


       Revenues
       Wealth Accumulation & Transfer ............................                 $ 3,646                $ 3,376
       Wealth & Lifestyle Protection .............................                   1,762                  1,526
                                                                          --------------------   --------------------

             Total revenues ......................................                 $ 5,408                $ 4,902
                                                                          ====================   ====================

       Earnings before income taxes, minority interest and cumulative effect of accounting change
       Wealth Accumulation & Transfer ............................                   $ 527                  $ 455
       Wealth & Lifestyle Protection .............................                     107                    107
                                                                          --------------------   --------------------

             Total earnings before income taxes,  minority interest
                  and cumulative effect of accounting change .....                   $ 634                   $562
                                                                          ====================   ====================

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

OVERVIEW

Net earnings before minority interest and cumulative effect of accounting change for the first nine months of 1999 were $453 million, a $100 million, or 28.3%, increase over the first nine months of 1998. This increase was driven largely by increased investment income and premiums earned due to growth in sales of certain existing products, partially offset by increased benefits and other changes in policy reserves and general expenses in support of the Company's acquisition and core growth initiatives.

OPERATING RESULTS

NET INVESTMENT INCOME increased $144 million, or 6.6%, to $2,310 million for the first nine months of 1999 from $2,166 million for the first nine months of 1998. The increase was primarily attributable to higher levels of average invested assets ($42.6 billion in first nine months of 1999 vs. $39.1 billion in first nine months of 1998) resulting from growth in core invested assets and investments relating to the Company's GE Edison Life Insurance Company ("GE Edison") operations commencing in April 1998, partially offset by a decrease in weighted average yields to 7.4% for the first nine months of 1999 from 7.6% for the first nine months of 1998.

NET REALIZED INVESTMENT GAINS increased $6 million, or 8.3%, to $78 million for the first nine months of 1999 from $72 million for the first nine months of 1998. This increase was primarily related to the Company's asset/liability risk management policies and associated ongoing review of its investment portfolio positions.

PREMIUMS increased $260 million, or 11.2%, to $2,577 million for the first nine months of 1999 from $2,317 million for the first nine months of 1998. The increase is a result of the operations of GE Edison, which commenced in April 1998, the acquisition of Professional Insurance Corporation and The Signature Group in 1999 (the "1999 Acquisitions") and growth in the Company's life and accident and health businesses.

POLICY fees and other income increased $96 million, or 27.7%, to $443 million in the first nine months of 1999 from $347 million in the first nine months of 1998. Policy fees and other income is principally comprised of surrender fees, insurance charges made against universal life contracts, club membership revenues, transaction fees assessed against policyholder account values and commission income. The increase in the first nine months of 1999 was primarily due to club membership revenues generated after the acquisition of The Signature Group in July 1999 and to an increase in transaction fee income resulting from an increase in policyholder account values.

INTEREST CREDITED increased $8 million, or 0.8%, to $959 million in the first nine months of 1999 from $951 million in the first nine months of 1998. This increase was driven by the increase in issuance of guaranteed investment contracts and single premium annuities and corresponding increase in the applicable underlying reserves, partially offset by customer redemption of certain single premium deferred annuity products and the corresponding reduction in the applicable underlying reserves. The Company monitors market conditions closely and resets interest-crediting rates as allowed by the terms of the underlying contracts.

BENEFITS AND OTHER CHANGES IN POLICY RESERVES includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty policies. These amounts increased $199 million, or 8.4%, to $2,562 million in the first nine months of 1999 from $2,363 million in the first nine months of 1998. This increase was a result of the operations of GE Edison, the 1999 Acquisitions and increased benefit payments and other changes in policy reserves due to growth in the Company's life and accident and health businesses.

COMMISSION EXPENSES increased $215 million, or 57.8%, to $587 million in the first nine months of 1999 from $372 million in the first nine months of 1998 primarily due to higher production levels on certain of the Company's existing products, GE Edison's operations and the 1999 Acquisitions.

GENERAL EXPENSES were $903 million for the first nine months of 1999, an increase of $212 million, or 30.7%, over the first nine months of 1998 expense of $691 million. The increase was primarily a result of expenses related to the Company's 1999 Acquisitions, GE Edison operations and increases in sales and advertising expenses in support of the Company's core growth initiatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        (CONTINUED).

AMORTIZATION OF INTANGIBLES, NET increased $17 million, or 7.8%, to $235 million for the first nine months of 1999 from $218 million for the first nine months of 1998. The Company's intangible assets primarily consist of two components which both result from acquisition activities - the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance, annuity and club membership contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. The increase in amortization of intangibles, net was primarily due to an increase in amortization of goodwill of $12 million, resulting from the GE Edison and 1999 Acquisitions and increased amortization of PVFP and other intangibles of $5 million.

CHANGE IN DEFERRED ACQUISITION COSTS, NET increased $219 million, or 67.8%, to $542 million for the first nine months of 1999 from $323 million for the first nine months of 1998. The increase in change in deferred acquisition costs, net was related to an increase in deferral of acquisition costs arising from increased product sales noted above as well as the operations of GE Edison (which commenced in April 1998) and the 1999 Acquisitions, partially offset by amortization of previously capitalized acquisition costs.

INTEREST EXPENSE increased $2 million, or 2.9%, to $70 million for the first nine months of 1999 from $68 million for the first nine months of 1998. This increase was related to interest costs incurred on borrowings in connection with the commencement of GE Edison operations in April 1998.

PROVISION FOR INCOME TAXES decreased $28 million or 13.4% to $181 million for the first nine months of 1999 from $209 million for the first nine months of 1998. The Company's effective tax rate of 28.5% for the first nine months of 1999 was 8.7 percentage points lower than the effective tax rate of 37.2% for the first nine months of 1998 due to the recognition in 1999 of certain deferred tax assets in accordance with FAS 109.


FINANCIAL CONDITION

TOTAL ASSETS increased $5,686 million, or 10.0%, at September 25, 1999 from December 31, 1998. This increase was mainly driven by (1) assets invested in separate accounts increased by $1,765 million, or 31.7%, primarily due to continued sales of variable annuity products and gains in the underlying investment funds, (2) goodwill increased $662 million, or 36.7%, primarily as a result of contingent consideration relating to the agreement to purchase the infrastructure and capitalization of the GE Edison operations (see minority interests below) and the 1999 Acquisitions, (3) present value of future profits and deferred acquisition costs increased $385 million, or 26.9%, and $629 million, or 47.7%, respectively, due to the 1999 Acquisitions and effects of the current year change in net unrealized losses and deferral of acquisition costs, partially offset by net amortization for the year and (4) other assets increased $1,139 million or 27.8% primarily due to an increase in deferred taxes of $708 million due to the current year change in net unrealized losses on the Company's investment portfolio and $300 million as a result of increased balances due from brokers relating to investment transactions. These increases were in addition to an increase in total investments of $1,182 million, or 2.8%, at September 25, 1999 from December 31, 1998. This increase was primarily driven by operating cash flows and the 1999 acquisitions, partially offset by the change in net unrealized gains (losses) of $(2,159) million within the Company's investment portfolio.

TOTAL LIABILITIES increased $5,175 million, or 10.5%, at September 25, 1999 from December 31, 1998. Future annuity and contract benefits and other policyholder liabilities increased $2,805 million, or 7.1%, at September 25, 1999 from December 31, 1998. This increase resulted primarily from the growth in existing insurance and investment products and the 1999 Acquisitions. Separate account liabilities increased $1,765 million, or 31.7%, due to continued sales of variable annuity products and gains in the underlying investment funds. Accounts payable, accrued expenses and other liabilities increased $760 million, or 37.1%, due primarily to the 1999 Acquisitions, timing of net payments and receipts related to the investment portfolio and normal business activity. Borrowings (including short-term and long-term debt) decreased $155 million, or 7.6%, primarily as a result of normal line of credit activity during the year.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          (CONTINUED).


MINORITY INTEREST increased $329 million, or 267.5%, at September 25, 1999 from December 31, 1998 as a result of the issuance of preferred stock in one the Company's subsidiaries as contingent consideration in accordance with the agreement to purchase the infrastructure and capitalization of the GE Edison operations.

NET UNREALIZED INVESTMENT GAINS (LOSSES) decreased $1,275 million at September 25, 1999 from December 31, 1998 as a result of a decline in the fair value of the Company's available-for-sale portfolio due to a general increase in prevailing interest rates, partially offset by applicable adjustments to deferred taxes, present value of future profits and deferred acquisition costs as noted above.

ADDITIONAL   PAID-IN  CAPITAL   increased  $885  million  as  a  result  of  the
contribution of The Signature Group from the Company's parent, General Electric Capital Corporation.



YEAR 2000

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers. The Company has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure - identify and inventory possible sources of Year 2000 issues;
(2) analyze - determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve - execute project plans and perform a majority of the testing; and (4) control - complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities and suppliers were in the control phase. The Company has developed, tested and is prepared to implement contingency plans to minimize disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While the Company does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to minimize such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

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

                                    GE FINANCIAL ASSURANCE HOLDINGS, INC.
                                                     (Registrant)

Date:  November 8, 1999             By:         /s/ Thomas W. Casey
                                        ----------------------------------------
                                                    Thomas W. Casey,
                               Senior Vice President and Chief Financial Officer
                                              (Principal Financial Officer)


Date:  November 8, 1999             By:         /s/ Richard G. Fucci
                                        ----------------------------------------
                                                    Richard G. Fucci,
                                             Vice President and Controller
                                            (Principal Accounting Officer)

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                Index to Exhibits


      Exhibit No.                                                    Page
------------------------                                     -------------------




         12    Computation of ratio of earnings to fixed charges      10

         27    Financial Data Schedule (filed electronically only)