Form 10-K405
period 1999-12-31
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2000-03-21
CIK 1049537

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________

                                   FORM 10-K
                                ______________

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

        [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                               ________________
                        Commission file number 0-23375
                               ________________

                     GE Financial Assurance Holdings, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                                   54-1829180
     (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or organization)                    Identification No.)

     6604 West Broad Street
       Richmond, Virginia                 23230         (804) 281-6000
(Address of principal executive         (Zip Code)   (Registrant's telephone
offices)                                              number, including area
                                                      code)

                               ________________

                        SECURITIES REGISTERED PURSUANT
                         TO SECTION 12(b) OF THE ACT:

                                     None.

                        SECURITIES REGISTERED PURSUANT
                         TO SECTION 12(g) OF THE ACT:

                                     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 21, 2000, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 21, 2000. None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I

    Item 1.   Business.....................................................................   1
    Item 2.   Properties...................................................................  26
    Item 3.   Legal Proceedings............................................................  26
    Item 4.   Submission of Matters to a Vote of Security Holders..........................  27

PART II

    Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters....  27
    Item 6.   Selected Financial Data......................................................  27
    Item 7.   Management's Discussion and Analysis of Results of Operations................  28
    Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...................  43
    Item 8.   Financial Statements and Supplementary Data..................................  46
    Item 9.   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.......................................................  86

PART III

    Item 10.  Directors and Executive Officers of the Registrant...........................  86
    Item 11.  Executive Compensation.......................................................  86
    Item 12.  Security Ownership of Certain Beneficial Owners and Management...............  86
    Item 13.  Certain Relationships and Related Transactions...............................  86

PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............  86

PART I

Item 1.  Business.

     GE Financial Assurance Holdings, Inc. (GE Financial Assurance, together with its subsidiaries, the Company), through its direct and indirect subsidiaries, is principally engaged in the life insurance, annuity, long-term care insurance, mutual fund, retirement investment plan and property and casualty insurance business primarily in North America and Asia. All the outstanding common stock of GE Financial Assurance is owned by General Electric Capital Corporation (GE Capital), a wholly owned subsidiary of General Electric Capital Services, Inc. GE Financial Assurance's principal executive offices are located at 6604 West Broad Street, Richmond, Virginia 23230 (telephone (804) 281-6000).

Ownership of the Company

     GE Capital operates in four financing industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of middle-market leasing and lending, equipment management sales and services, specialized financing and consumer lending, savings and insurance services. GE Capital's specialty insurance activities include providing financial guaranty insurance, principally on municipal bonds and structured finance issues, private mortgage insurance and creditor insurance covering international customer loan repayments. The long-term debt obligations of GE Capital are rated "AAA" by Standard & Poor's Corporation (S&P) and "Aaa" by Moody's Investors Services, Inc. (Moody's).

General Description of Business

     GE Financial Assurance is a holding company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products and consumer club memberships primarily in North America and Asia. The Company effectively began operations in April 1993 with the acquisition of GNA Corporation. The Company has continued to broaden its operations through a series of acquisitions consummated since 1993. See "Business - Significant Acquisitions." The Company's product offerings are divided along two major segments of consumer needs: (i) Wealth Accumulation and Transfer and (ii) Lifestyle Protection and Enhancement.

     The Company's principal product lines under the Wealth Accumulation and Transfer segment are (i) annuities (deferred and immediate; either fixed or variable), (ii) life insurance (universal, term, ordinary and group), (iii) guaranteed investment contracts (GICs) including funding agreements and (iv) mutual funds. Wealth Accumulation and Transfer products are used by customers as vehicles for accumulating wealth, often on a tax-deferred basis, transferring wealth to beneficiaries, or providing a means to replace the insured's income in the event of premature death. The Company's distribution of Wealth Accumulation and Transfer products is currently accomplished through three primary distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors, and (iii) marketing through businesses.

     The Company's principal product lines under the Lifestyle Protection and Enhancement segment are (i) long-term care insurance, (ii) supplemental accident and health insurance, (iii) personal lines of automobile insurance and (iv) consumer club memberships. Lifestyle Protection and Enhancement products are used by customers as vehicles to protect their income and assets from the adverse economic impacts of automobile accidents and related liabilities or significant health care costs or other unanticipated events that cause temporary or permanent loss of earnings capabilities. The Company also provides consumers with club membership opportunities. The Company's distribution of Lifestyle Protection and Enhancement products is currently accomplished through four primary distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors, (iii) marketing through businesses and (iv) direct and affinity based marketing through electronic-commerce (e-commerce), telemarketing and direct mail.

Recent Transactions

     Effective March 1, 2000, GE Edison Life Insurance Company (GE Edison) acquired, by means of a comprehensive transfer in accordance with the Insurance Business Law of Japan (IBL), the insurance policies and related assets of Toho Mutual Life Insurance Company, a Japanese life insurer (Toho). GE Edison assumed approximately $22.7 billion of policyholder liabilities and $20.5 billion of cash and invested assets, the difference between such amounts being attributable to the present value of future profits on the transferred insurance policies. Toho, which continues to exist as a separate and independent entity, will liquidate its remaining assets and liabilities following the comprehensive transfer. Such liquidation will have no impact on the Company's financial position or operations.

     GE Edison had previously acquired Toho's operating infrastructure in March 1998. See "Significant Acquisitions". In June 1999, the Financial Supervisory Agency (FSA) of Japan determined that Toho's continued operation was not in the best interests of its policyholders given its weak financial position. As a result, the FSA issued a partial business suspension order to Toho on June 4, 1999. In connection with such suspension order, the FSA appointed two independent individuals from the Japanese insurance industry and the Life Insurance Association of Japan as administrators of Toho (collectively, the Administrator).

     Under the IBL, the sole means for rehabilitating an insolvent insurer is through a comprehensive transfer of the insurer's insurance policies and assets to a rescuing company. On December 22, 1999, the Administrator entered into an agreement with GE Edison, acting as the rescuing company, for the comprehensive transfer of Toho's insurance policies. In conjunction with the comprehensive transfer, the Administrator restructured Toho's in-force insurance contracts. The restructured insurance contracts have surrender charges, reduced benefits and lower policy guarantees. As an inducement for GE Edison to become the rescuing company, Japan's Policyholder Protection Corporation contributed approximately $3.6 billion as part of the assets supporting Toho's restructured policies. In December 1999, in connection with the comprehensive transfer, the Company acquired the common stock of GE Edison held by Toho. Consequently, the Company now owns 100% of GE Edison through various subsidiaries. The Company will account for the comprehensive transfer under the purchase method of accounting in 2000.

     The Company expects to infuse approximately $600 million of capital into GE Edison to support strong solvency margins and claims paying ratings. The Company anticipates funding the capital infusion through the issuance of commercial paper.

     In December 1999, the Company reached an agreement to acquire Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Life Mutual Insurance Company, a small company insurance provider based in Hartford, Connecticut for approximately $282 million. The Company believes that this acquisition will enhance the ability of the Company to offer consumers a wide array of financial products and services through small to medium size companies. The acquisition is expected to be completed early in the second quarter of 2000.

     On July 30, 1999, in connection with Montgomery Ward Holding Corp.'s plan of reorganization under chapter 11 of the federal bankruptcy laws, GE Capital acquired The Signature Group (Signature) from Montgomery Ward & Co. Incorporated for an aggregate purchase price of $885 million. The acquisition was completed through a series of mergers involving various Signature companies and subsidiaries of the Company with the Company's subsidiaries being the surviving company in such mergers. The effect of the mergers was to cause Signature to become a subsidiary of GE Financial Assurance. The Company believes that this acquisition will provide strategic value through the enhancement of its affinity group and direct marketing capabilities.

     On March 31, 1999, the Company acquired Professional Insurance Company from Pacific Life and Accident Insurance Company, a subsidiary of PennCorp Financial Group. Professional Insurance Company is a work-site insurance provider based in Raleigh, N.C. The Company believes that the acquisition of Professional Insurance Company provides a strategic fit into its small company distribution network.

     On January 1, 1999, the Company completed an internal restructuring which included the mergers of Great Northern Insured Annuity Corporation into General Electric Capital Assurance Company, The Harvest Life Insurance Company (previously a subsidiary of Federal Home Life Insurance Company) into The Life Insurance Company of Virginia and PHF Life Insurance Company (previously a subsidiary of Federal Home Life Insurance Company) into Union Fidelity
Life Insurance Company. Simultaneously with the aforementioned mergers, The Life Insurance Company of Virginia was renamed GE Life and Annuity Assurance Company. The mergers and name change were approved by all applicable state insurance regulatory departments.

Strategy

     The Company believes that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to medical advances, the reduction in government- and employer-sponsored benefit programs and the increased need for estate planning for the most affluent group of retirees in history, have increased, and will continue to increase, the demand for innovative products and services to solve individual financial challenges. The Company's strategy is designed to take advantage of these trends by offering a broad array of products and services through the Company's four major channels of distribution. See "Marketing and Distribution."

     The Company's approach to this opportunity is to maintain a number of businesses with unique product and distribution capabilities designed to deliver innovative products and services associated with accumulating, transferring and protecting the consumer's wealth and lifestyle. Most of the Company's products are targeted at middle to upper income consumers and individuals employed by small to mid-sized companies. To date, the Company has operated primarily in North America and Asia.

     The Company's strategy is to be a consumer financial solutions provider through (i) intense customer focus, (ii) generating core business line growth, and (iii) competitive cost leadership. These elements are further supported by a strong foundation of operating fundamentals. The Company's strategy consists of the following four elements:

     .    Customer Focus: This is the fundamental foundation on which the
          ---------------
          Company is based. The core concept for the Company is to be customer needs driven and to simplify consumers' lives. In order to accomplish this, the Company has positioned itself to offer education advice and go beyond just offering products to developing personalized solutions that provide options and choices to consumers. By providing solutions the Company believes it will differentiate itself and create an affinity with customers that will translate into lifetime relationships.

     .    Growth. This element begins with on the Company's focus on
          -------
          leveraging the power of the Internet across its business lines and processes, acceleration of internal growth, building distribution capabilities, and expanding its international presence. The Company's business units focus on key customer groups and distribution channels which are well positioned to maximize marketplace penetration. The Company believes that its customers are becoming increasingly sophisticated in assessing their needs for savings, insurance and retirement. The Company's products and services are designed to meet needs based on input from customers and the distributors who service them. To enable the Company to obtain this input, it endeavors to create and maintain direct contact with its key customer groups, as well as the distributors who service them.

          The Company's distribution strategy is focused on penetrating its targeted markets through four types of distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors,
          (iii) marketing through businesses and (iv) direct and affinity based marketing through e-commerce, telemarketing and direct mail. In each distribution type, internal growth will be driven by strong product development, disciplined marketing and sales expansion of specific distribution relationships, and selective cross-marketing of products. Additionally, the Company's commitment to e-commerce has allowed it to capitalize on two fundamental opportunities to further accelerate its growth: (1) making the Company's existing businesses and ways of serving consumers more effective by being faster and more cost efficient, and (2) by creating entirely new product and service capabilities or processes to build new ways of reaching consumers and helping its distributors. In the Company's view the Internet represents not just a new distribution channel, but a new business and a new way of doing business. See -"Marketing and Distribution."

          The Company has acquired a number of organizations which offer a broad array of products and services designed to address the wealth accumulation and transfer and lifestyle protection and enhancement needs of consumers. While the Company's primary focus will be on increasing its sales of existing products by enhancing its marketing and sales, product development and service capabilities, the Company will continue to consider opportunities to enter new markets. Entry into these new markets will be accomplished through (1) development of new products for sale through existing channels, (2) development of new products to serve new channels, (3) creation of new distribution segments within established channels and (4) alliances with or acquisition of entities with an established presence in existing markets or distribution channels.

          The Company recognizes that demographic trends similar to those existing in the United States are also emerging in other developed countries. Additionally, other markets are in the process of developing financial services capabilities currently available in the United States. The Company continually monitors these developments and considers opportunities to participate in these markets. GE Financial Assurance believes that economic growth and expansion of the middle class in Asia and Latin America, as well as the consolidation of the financial services industry in Europe, will create opportunities for additional international expansion in the future.

     .    Leadership in Cost Competitiveness and Productivity. The Company
          ----------------------------------------------------
          recognizes that consolidation in the financial services industry will create fewer but larger competitors. The Company's ability to effectively compete will be dependent upon, among other things, its ability to reduce its expenses through the elimination of duplicate functions and the use of enhanced technology. The Company's continued commitment to bring together its recent acquisitions into integrated platforms with common information systems is designed to create a competitiv advantage in the marketplace. While the Company believes that the diversity of its distribution channels is a competitive advantage, it recognizes the need to coordinate its efforts to provide a unified face to its customers and distributors. The Company has worked, and will continue to work, to promptly integrate its recent acquisitions, many of which have enhanced existing distribution channels or added new ones. The Company is committed to service excellence through the implementation of quality initiatives and technology to provide timely and efficient response to all consumer inquiries, needs and requests.

     .    Strong Foundation of Operating Fundamentals. The Company's dedication
          --------------------------------------------
          to providing quality products to its customers, maintaining strong risk management and compliance focus and utilizing technology for competitive advantage all provide a solid foundation for the Company's successful execution of its business strategy. Risk management and compliance processes and practices have been a long-standing strength of GE Capital, and the Company has developed processes and practices appropriate for its operating businesses using GE Capital's practices and experience as a guide. The Company believes that its commitment to technology, as demonstrated by its upgrading of its life insurance administration and underwriting systems and its development of integrated computer systems which propose, issue and administer various types of complex contracts, will enable the Company and its distributors to be increasingly more productive and thus provide competitive advantages in the marketplace.

     Significant Acquisitions

     The Company effectively began operations in April 1993 with the acquisition of GNA Corporation. The Company has continued to broaden its operations through a series of acquisitions since 1993. The following table sets forth the primary acquisitions that GE Financial Assurance has made over the last five years with a brief description of the new products and principal distribution channels each acquisition brought to GE Financial Assurance.

                                                                                                              Principal
Acquisition                                        Date               Principal Products                 Distribution Channel
-----------                                        ----               ------------------                 --------------------

AMEX Life Assurance Company (subsequently       October 1995      Long-term care                         Dedicated
 merged into General Electric Capital                                                                    sales force
 Assurance Company)

Union Fidelity Life Insurance Company           April 1996        Credit products and                    Direct marketing and
                                                                  supplemental accident and              marketing through
                                                                  health products                        businesses

The Life Insurance Company of Virginia          April 1996        Variable annuities, universal          Intermediaries, dedicated
 (subsequently renamed GE Life and Annuity                        life insurance and GICs                sales force and
 Assurance Company)                                                                                      financial advisors

First Colony Life Insurance Company             December 1996     Life insurance, retirement             Intermediaries
                                                                  annuities and structured
                                                                  settlements

Colonial Penn Insurance Company                 November 1997     Personal lines of automobile           Direct marketing
                                                                  insurance

GE Edison Life Insurance Company (former        March 1998        Life insurance, health and             Dedicated
 operating infrastructure of Toho Mutual                          annuity products                       sales force
 Life Insurance Co.)

The Signature Group                             July 1999         Consumer club memberships, life        Direct marketing
                                                                  insurance, accident and health
                                                                  and credit products

Ratings

     GE Financial Assurance's principal subsidiaries are rated by A.M. Best Company, an independent rating agency (A.M. Best), as follows:

Company                                                         Rating
-------                                                         ------

First Colony Life Insurance Company...........................  A++ (superior)
American Mayflower Life Insurance Company of New York.........  A+ (superior)
Federal Home Life Insurance Company...........................  A+ (superior)
General Electric Capital Assurance Company....................  A+ (superior)
GE Life and Annuity Assurance Company.........................  A+ (superior)
GE Capital Life Assurance Company of New York.................  A+ (superior)
Union Fidelity Life Insurance Company.........................  A+ (superior)
Colonial Penn Insurance Company...............................  A- (excellent)
GE Edison Life Insurance Company..............................  Not Rated

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

Products

     Wealth Accumulation and Transfer Products

Annual Life Insurance

     The following table presents the aggregate amount of the Company's annualized premiums of life insurance in force as of the dates indicated.

                Annualized Premiums of Life Insurance In Force

                                                               As of December 31,
                                                               ------------------
                                                            1999      1998      1997
                                                            ----      ----      ----
                                                              (Dollars in Millions)
Annualized Premiums of Life Insurance in Force:
   Term...............................................     $  577    $  503    $  503
   Permanent..........................................        580       528       503
                                                           --------------------------
   Total..............................................     $1,157    $1,031    $1,006
                                                           ==========================

     The following table presents first year sales of the Company's life insurance products, by type, for the periods presented.

                Distribution of Life Insurance Policies by Type

                                                            Years ended December 31,
                                                            ------------------------
                                                           1999      1998       1997
                                                           ----      ----       ----
                                                              (Dollars in Millions)
First Year Sales of Life Insurance:
   Term..........................................          $185      $106       $100
   Permanent.....................................           195       327        194
                                                           -------------------------
   Total.........................................          $380      $433       $294
                                                           =========================

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

Permanent Life Insurance. Permanent life insurance provides life insurance protection for the entire life of the insured and, unlike term life insurance, has an investment component. The Company's permanent life insurance products include a variety of guaranteed premium interest-sensitive whole life insurance, universal life insurance, and employee plans/salary savings products. The Company's Japanese subsidiary, GE Edison Life Insurance Company, sells semi-participating whole life insurance policies that provide permanent life insurance protection. These policyholders are eligible to receive dividend payments every five years. Benefits are paid in the event of death or severe disability.

Impaired Risk Underwriting. An insured who is an impaired risk has a shorter life expectancy than one who is accepted on a standard or preferred basis; for this reason the insured pays a higher premium for the same coverage. During 1999, approximately 3% of the Company's life insurance premiums and 4% of the face amount of its new business was underwritten on an impaired risk basis. The Company's impaired risk underwriting capability was acquired as part of GE Life and Annuity Assurance Company and First Colony Life Insurance Company acquisitions in 1996. Prior to that date, the amount of the Company's life insurance premiums represented by impaired risk business was not material.

     The following table identifies those states that accounted for 5% or more of the Company's annual life insurance premiums collected during 1999 (includes a small amount of single premium life insurance).

                Annual Life Insurance Premiums Produced by State

                                                        Year Ended
   State                                             December 31, 1999
   -----                                             -----------------
                                                 (Percent of Total Premiums)

   California....................                           12%
   Florida.......................                            7%
   Virginia......................                            7%
   Pennsylvania..................                            5%
   Texas.........................                            5%

Single Premium Immediate Annuities

     The following table presents the aggregate amount of single premium immediate annuities (SPIAs) in force measured by reserves as of the dates indicated.

                  Single Premium Immediate Annuities In Force

                                                            As of December 31,
                                                            ------------------
                                                      1999        1998        1997
                                                      ----        ----        ----
                                                          (Dollars in Millions)
Single Premium Immediate Annuities:
   Structured Settlement.........................    $10,092     $ 9,102     $ 8,590
   Retirement....................................      3,216       2,746       2,663
                                                     -------------------------------
   Total.........................................    $13,308     $11,848     $11,253
                                                     ===============================

     SPIAs provide long-term guaranteed benefit payments utilizing a fixed interest rate assumption. SPIAs guarantee a series of payments beginning immediately and continuing over a period of years and, in some cases, for the life of the annuitants. The Company's SPIAs fall into two categories: structured settlement and retirement.

     SPIAs differ from deferred annuities in that they generally provide for payments to begin immediately, for the payments to be contractually guaranteed, and that the policyholder may not borrow from or surrender the annuity. The implicit interest rate on SPIAs is based on market conditions when the policy is issued and is guaranteed for the term of the annuity. Since immediate annuities are not subject to surrender or borrowing by the policyholder, they provide the opportunity for an insurance company to match closely the underlying investment of premium received to the cash benefits to be paid under a policy, thereby providing an anticipated margin for expenses and profit, subject to mortality risk. The Company is one of the few companies that offer medically underwritten annuities. This allows retirees with medical conditions that could shorten their life expectancies to purchase annuities at lower prices or higher payouts, which reflect their individual life expectancies.

     The following table presents total sales of the Company's single premium immediate annuity products for the periods presented. Premiums related to single premium immediate annuity contracts without life contingencies are reported as deposit liabilities under GAAP.

              Distribution of Single Premium Immediate Annuities

                                                              Years ended December 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
                                                               (Dollars in Millions)
Single Premium Immediate Annuities:
   Structured Settlement................................     $  752    $  827     $ 676
   Retirement...........................................        565       360       213
                                                             --------------------------
   Total................................................     $1,317    $1,187     $ 889
                                                             ==========================

Single Premium Immediate Annuities -- Structured Settlement. Structured settlements provide an alternative to a lump sum settlement in a personal injury case and are generally purchased by property and casualty insurance companies for the benefit of an injured claimant with benefits scheduled over a fixed period and/or for the life of the claimant thereafter. Structured settlements offer tax advantaged long-range financial security to the injured party and facilitate claim settlement for the casualty insurance carrier. First Colony Life Insurance Company (First Colony) was a pioneer in this business in the late 1970's and early 1980's and has consistently been a significant provider since the market's inception. GE Capital Assurance has been a significant provider since 1993.

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

                        Single Premium Life Insurance,
              Single Premium Deferred Annuities and GICs In Force

                                                                  As of December 31,
                                                                  ------------------
                                                             1999        1998        1997
                                                             ----        ----        ----
                                                                 (Dollars in Millions)
Single Premium Life Insurance.........................     $ 2,130     $ 2,631     $ 2,634
Single Premium Deferred Annuities
   Fixed..............................................      11,894      11,976      12,545
   Variable...........................................       9,744       5,895       4,590
GICs..................................................       4,196       2,425       1,606
Other.................................................         122         250         143
                                                           -------------------------------
   Total..............................................     $28,086     $23,177     $21,518
                                                           ===============================


                Distribution of Single Premium Life Insurance,
                  Single Premium Deferred Annuities and GICs

                                                              Years ended December 31,
                                                              ------------------------
                                                             1999       1998       1997
                                                             ----       ----       ----
                                                                 (Dollars in Millions)
Single Premium Life Insurance......................         $   13     $   23     $   77
Single Premium Deferred Annuities
   Fixed...........................................          1,279        704        712
   Variable........................................          2,662        908      1,032
GICs...............................................          2,054      1,087        544
                                                            ----------------------------
   Total...........................................         $6,008     $2,722     $2,365
                                                            ============================

     The following table identifies those states that accounted for 5% or more of the Company's 1999 production of annuities.

                          Annuity Production by State

  State                                                  Year Ended
  -----                                               December 31, 1999
                                                      -----------------
                                                 (Percent of Total Premiums)

  California..................................               10%
  Florida.....................................               10%
  Virginia....................................               10%
  Washington..................................                9%
  New York....................................                8%
  Texas.......................................                8%
  Michigan....................................                5%

Single Premium Life Insurance

     The Company's single premium life insurance products are interest rate-sensitive policies that, for a single payment, provide the insured with non-participating life insurance with a guaranteed cash value and death benefit. Current interest is credited to the policy's cash values based upon interest rates that are revised periodically by the Company to reflect current economic conditions. In most cases, this accrual of interest during the accumulation period is on a tax-deferred basis to the insured. The Company guarantees that in no event will the interest rate credited on cash values be less than the guaranteed rate specified in the policy. The policy owner is permitted to take loans and withdrawals against the cash value. Withdrawals in the early years of the contract are subject to a significant surrender charge. In 1999, most policies issued impose surrender charges of 8% of the policy's cash value for the first six policy years and decrease to zero over the subsequent four-year period. A policyholder may withdraw annually up to 10% of the policy's cash value without penalty.

Single Premium Deferred Annuities

     Fixed Annuities. A fixed single premium deferred annuity (a SPDA) provides for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. During the accumulation period, the insurance company credits the account value of the annuitant with interest earnings at a current interest rate (the crediting rate) that is guaranteed for a period of one to five years, at the annuitant's option, and, thereafter, is subject to change based on prevailing market rates and product profitability. Each contract also has a minimum guaranteed rate. This accrual of interest during the accumulation period is on a tax-deferred basis to the policy owner. After the number of years specified in the annuity contract, the owner may elect to take the proceeds of the annuity as a single payment, a specified income for life or a specified income for a fixed number of years. The policy owner is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his account. Withdrawals in the early years of the contract are subject to a significant surrender charge. In 1999, policies issued impose surrender charges which vary from 5% to 7% of the account value starting in the year of policy issue and decrease to zero over a five to eight year period. After the first twelve months that the contract is in-force, a policy owner may withdraw annually up to 10% of the account value without penalty.

     At least once each month, the Company establishes an interest crediting rate for its new fixed SPDA policies. In determining the Company's interest crediting rate on new policies, management considers the competitive position of the Company, prevailing market rates and the profitability of the annuity product. After policy issue, the Company maintains the initial crediting rate for a minimum period of one year. Thereafter, the Company may adjust the crediting rate not more frequently than once per year for a given SPDA policy. Interest rates credited on the Company's in-force SPDA policies ranged from 3.8% to 7.2% at December 31, 1999. All of the Company's annuity products have minimum guaranteed crediting rates ranging from 3.0% to 5.5% for the life of the policy.

     The Company offers an SPDA product that links the amount of interest credited to the S&P 500 Index. This indexed annuity allows customers to participate in the growth in the S&P 500 while providing protection of principal and a guaranteed return on the substantial portion of the initial premium. The guaranteed minimum crediting rate on the product is 3% per annum. The product has a ten-year surrender charge period with surrender charges of up to 8%. The Company earns an annual administrative fee on the product which is computed based on the policy's accumulated value.

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

GICs and Funding Agreements

     GICs are deposit-type products that provide a guaranteed return (on a fixed or indexed basis) to the contract holder. GICs are purchased by Employee Retirement Income Security Act (ERISA) qualified defined contribution plans, including but not limited to, 401(k) plans where plan participants elect a stable value option. Funding Agreements, which operate substantially similarly to GICs, are purchased by institutional accredited investors for various kinds of funds and accounts that are not ERISA qualified. Examples include money market funds, bank common trust funds and other corporate and trust accounts.

     GICs typically credit interest at a fixed interest rate (determined by market conditions) and have a fixed maturity ranging from two to six years. Both rates and maturities are set at the time of sale. Substantially all GICs allow for the payment of benefits at contract value to ERISA plan participants in the event of death, disability, retirement or change in investment election. The Company underwrites these risks before issuing a GIC to a plan. In addition, the Company requires plans buying its GICs to have certain restrictions on participant transfers to money market and similar funds in order to reduce disintermediation risk. The Company's GICs can also be terminated prior to their maturity by the contract holder, but only after an adjustment to the contract value for changes in the level of interest rates and the application of a significant penalty (net payment amount may not exceed contract value).

     Funding Agreements credit interest at a rate that is indexed to LIBOR (London Interbank Offered Rate). These contracts are typically renewed annually, however, either the Company or the contract holders can terminate the Funding Agreement after giving notice within the contract's specified notice period (generally a period of 7 to 90 days). The aggregate amount of the Company's outstanding funding agreements with put option features is approximately $1.4 billion. The Company has established a line of credit with its parent in an amount sufficient to provide liquidity in the event of an unusual level of early terminations.

Mutual Funds

     The Company offers certain mutual funds to retail customers through its bank and other distribution channels. These funds are managed by General Electric Investment Management Incorporated (GEIM), a wholly owned subsidiary of General Electric Company and an affiliate of the Company.

     In addition, the Company markets GE Investments Funds, Inc. (GEI Funds), a family of mutual funds also managed by GEIM and offered exclusively as investment vehicles for certain variable annuity contracts and variable life insurance contracts issued by the Company or by other insurers, and for qualified pension and retirement plans.

     Lifestyle Protection and Enhancement Products

     The Company's Lifestyle Protection and Enhancement product lines include long-term care insurance, supplemental accident and health, Medicare supplement, credit insurance, automobile insurance and consumer club memberships. In 1999, the Company ceased offering Medicare supplement policies.

     The following table presents total sales of the Company's Lifestyle Protection and Enhancement products for the periods presented.

         Distribution of Lifestyle Protection and Enhancement Products

                                                                               Years ended December 31,
                                                                               ------------------------
                                                                              1999       1998        1997
                                                                              ----       ----        ----
                                                                                 (Dollars in Millions)
Long-Term Care..........................................................      $158       $112        $109
Supplemental Accident and Health (including Medicare Supplement)........       129         90         102
Automobile Insurance....................................................       130        106          17
Consumer Club Memberships...............................................        95          -           -
Credit Insurance........................................................        57         66          74
                                                                              ---------------------------
   Total................................................................      $569       $374        $302
                                                                              ===========================

Long-Term Care Insurance

     The Company is one of two leading companies in the sale of individual long-term care insurance policies when measured by first-year annualized premium and policies in force. Such policies provide coverage within prescribed limits for nursing home, community and in-home care. The long-term care insurance plans are sold to senior citizens (primarily 60 years of age or older). Long-term care insurance policies are expected to continue to grow because of the growing demand for such products among senior citizens, especially in the area of home health care.

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

Supplemental Accident and Health

     The Company offers supplemental accident, health and disability products to employer and employee groups, associations and other affinity groups and residents of farm and rural communities. The Company markets supplemental accident and health products because it believes that offering a broad range of products is essential in order to be a preferred provider of benefits effectively meeting the needs of employers and consumers. The Company's supplemental accident and health products include a variety of coverages such as specified disease policies, hospital indemnity coverages, accident policies and disability income policies. These policies pay for the policyholder's medical costs directly (after certain deductibles or co-payment arrangements have been met), pay a lump sum upon the occurrence of a covered event, or in the case of disability income, provide continuous payments to insureds during periods of disability. Many of the Company's supplemental accident and health products have defined benefit limits. The Company has a maximum retention of risk per any single case or individual, which limits risk in the event that its claims experience deviates from the assumptions used in setting premium rates.

Medicare Supplement

     Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as the deductible and coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. In 1999, the Company ceased offering Medicare supplement policies. The Company had historically concentrated on individuals who had just reached the age of 65 and, thus, had become eligible for Medicare. The Company's Medicare supplement plans automatically adjust coverages to reflect changes in Medicare benefits. Premium increases on the Company's Medicare supplement policies must be approved by the insurance departments of each state in which the Company sells such products.

Automobile Insurance

     The Company primarily writes personal automobile insurance which covers the legal liability of individuals arising out of the ownership or operation of an automobile and also provides physical damage insurance on the automobile, medical payments insurance and protection against uninsured motorists. All of the Company's personal automobile insurance policies are written for a term of one year. In many states, however, the Company offers a "guaranteed lifetime protection" provision to certain qualifying policyholders that ensures their policies will be renewed at rates then in effect for their classification.

Consumer Club Memberships

     The Company, through its acquisition of The Signature Group, is a leading provider of membership-based products and services, including credit card registration, auto, dental and legal services plans. These products are typically sold through affiliations with major bank, oil or retail credit cards. The Company pays a portion of consumer membership fees to credit card issuers, representing a commission for marketing rights.

Credit Insurance

   The Company's credit insurance operations consist of life and accident and health insurance coverages offered to consumer debtors, chiefly through banks and finance companies. Typically, this insurance will pay outstanding loan obligations in the event of an insured loss. This coverage is issued on either the single-premium or outstanding loan balance basis.

Product/Service Centers

     The Company has established six primary product/service centers for creating and servicing its North American products for its businesses as follows: (i) the fixed life and annuities business primarily operates in Lynchburg, Virginia; (ii) the variable life and annuities business primarily operates in Richmond, Virginia; (iii) the long-term care insurance business primarily operates in San Rafael, California; (iv) the supplemental accident and health insurance and credit insurance business primarily operates in Trevose, Pennsylvania; (v) the automobile insurance business primarily operates in Valley Forge, Pennsylvania; and (vi) the consumer club membership business primarily operates in Schaumburg, Illinois. The Company's product/service centers for the Asian market are located in Tokyo and Yokohoma, Japan. The Company is in the process of combining the Trevose and Valley Forge, Pennsylvania sites into a single site located in Fort Washington, Pennsylvania.

Marketing and Distribution

     The Company presently distributes its products through four primary channels:

     . Intermediaries, such as brokerage general agents (BGAs), banks, securities brokerage firms, specialized brokers and financial planning firms;

     .    Dedicated sales forces and financial advisors;

     .    Marketing through businesses; and

     . Direct and affinity based marketing through e-commerce, telemarketing and direct mail.

     Intermediaries

BGAs. The Company distributes many of its products (including fixed and variable annuities, life products, long term care, universal and term life insurance (including impaired risk underwriting), and immediate annuities) through more than 200 independent insurance brokerage firms located throughout the United States. These BGAs market the Company's products through approximately 135,000 licensed insurance agents or brokers, who also represent other companies. The Company believes its consistent commitment to this system has helped earn it a reputation as a leading provider of life insurance among BGAs. The Company endeavors to be placed at the top of the BGAs' list of sources of insurance products and services in which the Company specializes. To achieve this objective, the Company seeks to provide innovative and competitive products and services for BGA and end-customer needs, personalized quality service for the BGAs' agents and brokers and competitive pricing. Service offered by the Company to the BGAs' agents and brokers includes the opportunity to participate in the Company's First Colony University, which offers an integrated insurance training curriculum. Agents and brokers also have access to a computer-based data access system which gives them instant access to data regarding their customers' policies and applications with the Company and information systems to run their businesses.

     The Company's commitment to the independent general agency system has allowed it to develop a loyal relationship with these general agencies. Of the Company's 20 leading BGAs in 1999, on the basis of commissions earned, most were among the leading general agents of the Company 10 years before. No individual general agency accounted for more than 11% of premiums produced in 1999. The top ten general agencies collectively produced nearly 41% of the Company's life insurance premiums by BGAs. The Company believes the loss of any one BGA relationship in any given year would not materially impact the Company's financial results.

Banks and Securities Brokerages. Banks and securities brokerage firms are a significant and growing distribution channel for the Company's fixed and variable annuities, life insurance products and mutual funds. Over the last few years distribution of the Company's products through securities brokerage firms has substantially increased, primarily due to GE Life and Annuity Assurance Company's distribution of variable annuity products through a large network of securities brokerage firms. In addition, a significant percentage of the Company's single premium immediate annuities are sold through major stock brokerage firms and banks.

Financial Planners and Producer Groups. The Company sells some of its products under the Wealth Accumulation and Transfer segment, such as fixed and variable annuities and universal and term life insurance, through financial planners and producer groups, whose emphasis is on providing investment and insurance products to one of the Company's target customer groups. The Company believes that financial planners and producer groups present an opportunity for growth within the intermediary distribution channel.

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

     The Company sells GICs through specialized GIC brokers, fund managers, employee benefit investment advisors and directly to large employee benefit plans. The Company sells Funding Agreements directly, as well as through brokers, to institutional accredited investors and banks acting in a fiduciary capacity.

Dedicated Sales Forces

     Dedicated sales forces consist primarily of non-employees who sell products of the Company on an exclusive basis and to a lesser extent, a sales force employed directly by the Company. All non-employee dedicated sales force agents are affiliated with an insurance agency. Dedicated sales forces are compensated by the Company primarily on a commission basis.

     The Company has a network of specialized agents who develop customized solutions to customer's future financial requirements utilizing the Company's annuity, mutual fund, life insurance, long-term care insurance and supplemental accident and health insurance products. The Company offers customers free financial profiles to assist their understanding and development of financial objectives. Prospective customers are identified through direct mail solicitation, educational seminars, policyholder referrals, and targeted promotions linked to the Company's national advertising campaigns.

     Direct mail advertising campaigns target subscribers of certain publications or those with demographic characteristics that indicate a possible need for specific products and services. The Company contributes leads generated through these advertising campaigns to agents. The Company believes that its lead generation programs provide its sales forces opportunities to increase their sales effectiveness.

Marketing Through Businesses

     The Company sells supplemental accident and health insurance and universal life products through payroll deduction employer-sponsored programs. Under these programs, the Company enters into a contractual arrangement with a corporate customer permitting agents of the Company to market these products directly to the corporate customers' employees on site. Employees are able to pay premiums on products they purchase by means of automatic deductions from their paychecks.

Direct and Affinity Based Marketing through e-Commerce, Telemarketing and Direct Mail

     Direct and affinity based marketing is a form of marketing in which a company and a customer deal directly with each other, rather than through an insurance agent. As a direct and affinity based marketer, the Company deals directly with the public and endeavors to be the lowest cost provider in this market. While the Company previously relied heavily on direct mail and telemarketing, the Company has greatly expanded its use of the Internet to offer products directly to consumers.

     Prior to 1999, the Company's direct marketing capabilities were limited to personal automobile insurance, generating qualified leads for agents selling other products offered by the Company and as an additional distribution channel for the Company's credit-related products and supplemental accident and health insurance products.

     During 1999, the Company's parent, GE Capital, acquired The Signature Group and contributed it to the Company. The Company renamed Signature the Partnership Marketing Group (PMG). PMG provides strategic value to the Company through greatly enhanced direct and affinity marketing capabilities. PMG provides service for consumer clubs and insurance products to customers of the most recognized names in business. Products include auto club services, legal, dental, accident, and life and health insurance plans. PMG's customers include more than 130 client partners and over 14.5 million end users of PMG products. The vast majority of PMG's sales are generated through direct response methods. Each year PMG mails more than 230 million solicitations and makes over 70 million carefully scripted telemarketing presentations.

     Additionally, the Company greatly expanded its e-commerce activities through, among other things, the recent launch of GE Financial Network, which is the Company's center of its direct relationship with customers over the Internet. The GE Financial Network is the only source for consumers to access all of the consumer financial products and services that GE Capital and the Company offer.

     As a further extension of brand relationship enhancement, the Company also uses the Internet to educate consumers through the GE Center for Financial Learning, which was launched in February of 2000. The site's goal is to provide access to financial education and insight; it is not designed to sell products directly. All of the Company's distribution channels benefit from the GE Center for Financial Learning.

Competition

     The Company operates in a highly competitive environment. While the Company believes it has assembled a unique collection of products and distribution channels, there are competitors that have also assembled a similar array of financial products and have similar strategic goals. The Company believes that the principal competitive factors in the sale of insurance and investment products are product features, commission structure, perceived stability of the insurer, claims paying ability ratings, service, name recognition and price. Many other companies are capable of competing for sales in the Company's target markets. The Company's ability to compete is affected in part by its ability to provide competitive products and quality service to the consumer, general agents, licensed insurance agents and brokers. However, the Company believes that it competes primarily on the basis of its high level of customer service, its financial strength and its competitively priced products.

     The Company's competition from banks and other financial institutions is likely to increase as a result of recent federal legislation. The Gramm-Leach-Bliley Act (the Act), enacted on November 12, 1999, will allow bank holding companies to acquire insurance companies, and insurance holding companies to acquire banks. Although the effect of the Act on GE Financial Assurance and its subsidiaries and their competitors is uncertain, the Company's ability to retain its customers and to sell products could be materially impacted in the future. However, the Company believes that it is well positioned to address these challenges.

Risk Management and Compliance

     During the last few years, the Company has grown rapidly through acquisitions. See "Business -- Significant Acquisitions". In an effort to integrate each acquired business, the Company maintains a strong commitment to risk management and compliance, availing itself of GE Capital's long-standing strength and experience in risk management. For example, the Company's commitment to risk management processes and compliance includes requiring underwriting of all new products and reviews of all existing product performance, both of which are reviewed by a team of risk managers and actuaries. In addition, both internal and external periodic reviews of the Company's products, internal processes and pricing strategy are conducted. The Company also has obtained Insurance Marketplace Standards Association (IMSA) certification and has instituted company-wide compliance initiatives such as centralized complaint databases and agent tracking and licensing.

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

     For the Company's individual life policies, universal life and interest-sensitive whole life policies, reserves are set according to premiums collected, plus interest, less charges. Reserves for other fixed death benefit and supplemental accident and health policies are based on assumed investment yield, persistency, mortality and morbidity as per commonly used actuarial tables, expenses, and margins for adverse deviations. For the Company's accident and health policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit payments.

     The stability of the Company's annuity and interest-sensitive life insurance reserves is enhanced by policy restrictions on withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period ranging from zero to twenty years. Such surrender charge is initially a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies. The Company's reserves comply in all material respects with state insurance department statutory requirements; however, in the Consolidated Financial Statements, insurance reserves are determined in accordance with generally accepted accounting principles (GAAP), which may vary from statutory requirements.

Reinsurance

     The Company follows the usual industry practice of reinsuring (ceding) portions of its life insurance risks with other companies, a practice that permits it to write policies in amounts larger than the risk it is willing to retain on any one life, and also to continue writing a larger volume of new business. The maximum amount of individual ordinary life insurance normally retained by the Company on any one life policy is $1,000,000. Certain supplemental accident and health and long-term care policies are reinsured on either a quota share or excess of risk basis. The Company cedes insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria, and, to a lesser extent, on a facultative basis, under which the reinsurer's prior approval is required on each risk reinsured. Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. The principal reinsuring companies (and their corresponding A.M. Best ratings) at December 31, 1999 were: UNUM, rated A++; Employers Reassurance Corporation, whose parent, GE Global Insurance Holding Corporation, is an affiliate of the Company, rated A+; American United Life Insurance Company, rated A+; IDS Life Insurance Company, rated A+; Swiss Re Life Company of America, rated A+, Reinsurance Group of America, rated A+; Transamerica Occidental Life Insurance Company, rated A+; The Lincoln National Life Insurance Company, rated A; Phoenix Home Life Mutual Insurance Company, rated A; and Combined Insurance Company of America, rated A.

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

     The Company's principal domestic insurance subsidiaries are domiciled in the states of Delaware, Illinois, Indiana, New York, Pennsylvania and Virginia. Each of these states has laws and regulations which govern the parameters for approval and payment of dividends.

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

     Delaware (GE Capital Assurance), Indiana (Federal Home Life Insurance Company), Illinois (Union Fidelity Life Insurance Company) and Pennsylvania (Colonial Penn) allow companies to pay dividends up to the greater of 10% of prior year surplus or 100% of prior year statutory net gain from operations to the extent of their earned surplus. Virginia (GE Life and Annuity Assurance Company, First Colony) allows companies to pay dividends up to the lesser of 10% of prior year surplus or 100% of prior year statutory net gain from operations. New York (GE Capital Life Assurance of New York, American Mayflower Life Insurance Company of New York) requires regulatory approval for the payment of any dividends. Each insurance subsidiary's dividend capacity is calculated separately; therefore, total dividend capacity for the Company is driven in part by its legal structure.

     Insurance laws of the states in which the Company's insurance subsidiaries are domiciled generally provide that no person may acquire control of the Company, and thus indirect control of these insurance company subsidiaries, without the prior approval of the appropriate insurance regulators. In general, any person who acquires beneficial ownership of 10% or more of the voting securities of the Company would be presumed to have acquired such control, although the appropriate insurance regulators, upon application, may determine otherwise.

     Each insurance company is required to file detailed annual reports with supervisory departments in each of the jurisdictions in which it does business and its operations and accounts are subject to examination by such departments at regular intervals. Each of the Company's insurance subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules.

     Life insurance companies are required to establish an Asset Valuation Reserve (AVR) consisting of two components: (i) a "default component" which provides for future credit-related losses on fixed maturity investments and (ii) an "equity component" which provides for losses on all types of equity investments, including real estate. The AVR required by the Company's insurance subsidiaries totaled $500 million and $386 million at December 31, 1999 and 1998, respectively. The default component totaled $406 million and $334 million, while the equity component totaled $94 million and $52 million at December 31, 1999 and 1998, respectively. Insurers are also required to establish an Interest Maintenance Reserve (IMR) for fixed maturity net realized capital gains and losses, net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. The IMR required by the Company's insurance subsidiaries totaled $416 million and $355 million at December 31, 1999 and 1998, respectively. This reserve is primarily the deferral of gains from the sale of bonds in prior periods. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect financial statements of the Company prepared in accordance with GAAP. Although future additions to AVR will reduce the future statutory surplus of the Company's insurance subsidiaries, the Company does not believe that the impact under current regulations of such reserve requirements will materially affect the ability of its insurance subsidiaries to grow their statutory surplus and pay dividends to the Company in the future.

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

     The NAIC uses risk-based capital (RBC) standards to determine the amount of Total Adjusted Capital (as defined by the NAIC) that an insurance company must have, taking into account the risk characteristics of such company's investments and liabilities. The formula establishes a standard of capital adequacy that is related to risk. The RBC formula establishes capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirements are determined by applying specified factors to various asset, premium, reserve and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The formula is used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action.

     The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of the company's Total Adjusted Capital to its Authorized Control Level RBC (ACL) (as defined by the NAIC). If a company's Total
Adjusted Capital is less than 200% of its ACL but greater than or equal to 150% of its ACL, or if a negative trend has occurred (as defined by the NAIC) and Total Adjusted Capital is less than 250% of its ACL, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. If a company's Total Adjusted Capital is less than 150% of its ACL but greater than or equal to 100% of its ACL, in addition to the above required actions, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's Total Adjusted Capital is less than 100% of its ACL but greater than or equal to 70% of its ACL, in addition to the above required actions, the regulatory authority may take any action it deems necessary, including placing the company under its control. If a company's Total Adjusted Capital is less than 70% of its ACL, the regulatory authority is mandated to place the company under its control. The Total Adjusted Capital for each of the Company's significant insurance subsidiaries is in excess of 250% of their respective ACL.

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

     Recently, state regulatory authorities, industry groups and rating agencies have developed several initiatives regarding market conduct. For example, the NAIC has adopted the NAIC Model Life Insurance Illustrations Regulation, which applies to group and individual life insurance policies and certificates, and the Market Conduct Examiners Handbook which sets out required parameters for such examinations. State regulators have imposed significant fines on various insurers for improper market conduct. The American Council of Life Insurers has established the Insurance Market Place Standards Association, a self-regulatory organization, to implement its Principles and Code of Ethical Life Insurance Market Conduct, which includes a third-party assessment procedure. Market conduct also has become one of the criteria used to establish the ratings of an insurance company. For example, A.M. Best's ratings analysis now includes a review of the insurer's compliance program. Management does not believe that these market conduct initiatives will have a material adverse effect on its business, financial condition or results of operations.

     The NAIC has also recently adopted model statutory accounting practices to take effect in 2001. Statutory accounting practices determine, among other things, the statutory surplus of an insurance company and, therefore, the amount of funds that can be paid as dividends to the Company by its insurance subsidiaries. The impact of the new accounting practices on the Company is not expected to be material. However, efforts are continuing by insurance regulators, public accounting firms, and the insurance industry to develop interpretations of the NAIC model.

     In addition, the NAIC has issued the Valuation of Life Insurance Policies Model Regulation, which establishes new minimum reserve requirements for individual life insurance policies written in the future. The majority of the states have enacted the model regulation. The Company anticipates no material impact as a result of the enactment of this regulation.

Assessments Against Insurers

     Under the insurance guaranty fund laws existing in each state, the District of Columbia and Puerto Rico, licensed insurers can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these states do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide for annual limits on such assessments. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes in future years. The Company's insurance subsidiaries paid assessments of $2 million, $12 million and $14 million in 1999, 1998 and 1997, respectively. Since such assessments are typically not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, the Company cannot accurately determine the ultimate amount or timing of any future assessment on the Company's insurance subsidiaries. However, based on the best information presently available, management believes the Company's accrued amounts are sufficient.

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP provides guidance on accounting by insurance and other enterprises for guaranty-fund and certain other insurance related assessments. The SOP requires enterprises to recognize
(1) a liability for assessments when (a) an assessment has been asserted or information available prior to issuance of the financial statements indicates it is probable that an assessment will be asserted, (b) the underlying cause of the asserted or probable assessment has occurred on or before the date of the financial statements, and (c) the amount of the loss can be reasonably estimated and (2) an asset for an amount when it is probable that a paid or accrued assessment will result in an amount that is recoverable from premium tax offsets or policy surcharges from in-force policies.

     Effective January 1, 1999, the Company adopted SOP No. 97-3 and has reported the effect of this adoption as a cumulative effect of a change in accounting principle, which served to increase 1999 net income by $25 million (net of income taxes of $14 million).

Regulation at Federal Level

     Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry and thus the Company. For example, the recently enacted Gramm-Leach-Bliley Act will permit mergers that combine commercial banks, insurers and securities firms under one holding company. Prior to passage of the Gramm-Leach-Bliley Act, the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurance companies. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. Although the effect of the Gramm-Leach-Bliley Act on the Company is uncertain, the ability of banks to affiliate with insurance companies could materially and adversely affect sales of the Company's products by substantially increasing the number and financial strength of potential competitors.

     Furthermore, the federal government has from time to time considered other legislative or regulatory changes that could affect the Company. Examples include legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the effect of any such changes, if implemented, is uncertain, both the persistency of the Company's existing products and the Company's ability to sell products may be materially impacted in the future.

Regulation in Foreign Countries

     The Company's business in Japan, which is conducted through GE Edison Life Insurance Company, is subject to regulation by the Japanese Financial Supervisory Agency (FSA), which imposes (a) certain solvency standards that represent a form of risk-based capital requirements and (b) filing of annual reports and financial statements prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. These regulations and solvency standards are similar to the regulation and supervision in the United States as described under "General Regulation at State Level".

E-Commerce Regulation

     The Company has become extensively involved in e-commerce activities. E-commerce is subject to a new and rapidly evolving regulatory environment. Regulation occurs at the state and federal levels in the United States, as well as internationally. The scope and interaction of these various levels of regulation are unclear at this time, and many new regulations are being proposed and adopted. It is difficult to predict precisely how this evolving area of regulation may affect the Company's current and planned e-commerce activities.

Securities Laws

     Certain of the Company's subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission and certain state insurance laws. Separate accounts of the Company's insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (the Investment Company Act). Separate accounts through which certain variable annuity contracts and certain variable life insurance policies issued by the Company's insurance subsidiaries are made available are also registered under the Securities Act of 1933. Certain other subsidiaries of the Company are registered as broker-dealers under the Securities Exchange Act of 1934 and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc.

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

ERISA Considerations

     Enacted into law on August 20, 1996, the Small Business Protection Job Act (the SBPJA) offered insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank (the "Harris Trust Decision") in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBPJA provisions provide that generally all persons are protected from liability under the fiduciary responsibility provisions of ERISA and the prohibited transactions provisions of the Code, on the basis of a claim that the assets of an insurer (other than Plan assets held in separate accounts) constitute assets of the Plan, for conduct which occurs before July 5, 2000, the effective date of recently enacted Department of Labor regulations (the Effective Date). However, insurers remain subject to federal criminal law and liable for actions brought by the Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBPJA also provides that, from and after the Effective Date, with respect to contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, the insurer will be deemed to be in compliance with the provisions of Sections 404, 406, and 407 of ERISA (relating to fiduciary duties, prohibited transactions, and limitations relating to the acquisition and holding of employer securities) if the insurer meets the requirements of the regulations of the Department of Labor. The SBPJA further provides that contracts issued from an insurer's general account after December 31, 1998, that are not guaranteed benefit policies, will continue to be subject to the applicable provisions of ERISA. Although the Company does not believe that the Harris Trust Decision had a material adverse effect on its business, financial condition or results of operations, the Company supported and welcomed the enactment of the aforementioned provisions of the SBPJA as a means to remove an area of potential exposure for the insurance industry generally.

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

Item 2.  Properties.

     The Company and its subsidiaries conduct their businesses from various facilities, most of which are leased. However, certain of the Company's facilities, including its headquarters campus in Richmond, Virginia, two facilities in Lynchburg, Virginia and a facility in Valley Forge, Pennsylvania are owned by the Company.

Item 3.  Legal Proceedings.

     The Company and certain of its subsidiaries are defendants in various cases of litigation considered to be in the normal course of business. The Company believes that the outcome of such litigation will not have a material effect on its financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

     All of GE Financial Assurance's Common Stock, its sole class of common equity on the date hereof, is owned by GE Capital. Accordingly, there is no public trading market for the Company's common equity.

Item 6.  Selected Financial Data.

     The following selected financial data should be read in conjunction with the consolidated financial statements of GE Financial Assurance Holdings, Inc. and subsidiaries and the related Notes to the Consolidated Financial Statements.

                                                                     December 31,(1)
                                                                     ---------------
                                                                  (Dollars in Millions)
                                                   1999        1998        1997        1996        1995
                                                   ----        ----        ----        ----        ----
At End of Year
Invested Assets...............................    $42,555    $42,287     $39,469     $35,810     $18,470
Total Assets..................................     64,606     56,727      51,092      45,361      21,820
Policyholder Liabilities(2)...................     42,993     39,505      37,380      35,493      19,094
Debt Outstanding..............................      1,741      2,028       1,337         278          12
Shareholder's Interest........................      7,156      7,455       6,958       5,721       2,319
For the Year Then Ended
Premiums......................................      3,542      3,207       2,314       1,386         485
Total Revenues................................      7,552      6,672       5,567       3,366       1,749
Income Before Cumulative Effect of
  Accounting Change(3)                                613        492         425         229         101
Net Income(3).................................        638        492         425         229         101
Investment Contract Proceeds..................      7,007      3,652       3,430       1,998       1,239

_______________

(1) Comparability of financial information is affected by acquisitions by the Company in the periods presented. See "Business -- Significant Acquisitions."

(2) Includes future annuity and contract benefits, unearned premiums, liability for policy and contract claims, and other policyholder liabilities and excludes separate account liabilities.

(3) Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. The Company has reported the effect of this adoption as a cumulative effect of a change in accounting principle, which served to increase 1999 net income by $25 million (net of income taxes of $14 million).

Item 7.  Management's Discussion and Analysis of Results of Operations.

     The following analysis of the consolidated financial condition and results of operations of GE Financial Assurance should be read in conjunction with the consolidated financial statements and the notes thereto included herein.

Operating Results for the Years Ended December 31, 1999, 1998 and 1997

     Background

     GE Financial Assurance is a holding company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products and consumer club membership opportunities primarily in North America and Asia. The Company believes that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to medical advances, the reduction in government- and employer-sponsored benefit programs and the increased need for estate planning for the most affluent group of retirees in history, have and will continue to increase the demand for innovative products and services to solve individual financial challenges. The Company's strategy is designed to take advantage of these trends by offering a broad array of products and services. The Company's product offerings are divided along two major segments of consumer needs: (1) Wealth Accumulation and Transfer and (2) Lifestyle Protection and Enhancement.

     The Company effectively began operations in 1993 with the acquisition of GNA Corporation. The Company has continued to broaden its operations through a series of acquisitions. Certain of these acquisitions have been significant to the Company in terms of their impact on the Company's consolidated results of operations.

     The following table sets forth the significant acquisitions made in 1997 and thereafter that impact the financial comparisons of operating results for 1999 as compared to 1998 and 1998 as compared to 1997.

        Acquisition                      Date                      Principal Products
        -----------                      ----                      ------------------
Colonial Penn Insurance Company      November 1997     Personal lines of automobile insurance

GE Edison Life Insurance Company     March 1998        Life insurance, health and annuity products

Professional Insurance Company       March 1999        Supplemental accident and health products

The Signature Group                  July 1999         Consumer club memberships, life insurance,
                                                       and accident and health products

     Due to the strategic nature of these acquisitions, the operations of the acquired entities, other than GE Edison Life Insurance Company, are generally being absorbed within the overall operations of the Company as opposed to being operated on a stand-alone basis. For example, significant efforts have been made to centralize responsibility for specific insurance products that were formerly marketed and sold by more than one of the Company's subsidiaries.

     The table that follows summarizes the impact of these acquisitions on operating results in 1999 and 1998. For purposes of this analysis, the column "Amount Due to Acquisitions" for each year includes those acquisitions that occurred during that particular year and the acquisitions that occurred in the immediately preceding year (e.g., the "Amount Due to Acquisitions" column for the year ended December 31, 1999 includes acquisitions that were completed during 1999 and the increase in 1999 resulting from the inclusion of a full year of operations with respect to acquisitions consummated in 1998 as compared with the inclusion of a partial year of operations in 1998) and the column "Consolidated Change" includes the total increase in the specified line item as compared with the prior period.

                                                                         (Dollars in Millions)
                                                   Year Ended December 31, 1999           Year Ended December 31, 1998
                                                  -------------------------------      ----------------------------------
                                                  Consolidated     Amount Due to       Consolidated        Amount Due to
                                                     Change       Acquisitions(1)         Change          Acquisitions(2)
                                                     ------       ---------------         ------          ---------------
Revenues:
 Premiums.......................................     $ 335              $174              $  893                $650
 Net investment income..........................       227                25                 141                  66
 Net realized investment gains..................        49                 6                  39                   3
 Net commission income..........................        36               ---                  14                  25
 Other income...................................       233               189                  18                  44
                                                  -----------------------------------------------------------------------
 Total revenues.................................       880               394               1,105                 788
                                                  -----------------------------------------------------------------------
Benefits and expenses:
 Benefits and other changes in policy reserves..       293               126                 737                 528
 Interest credited..............................        38                 2                 (21)                  1
 Commission expenses............................       317                57                 (18)                 21
 General expenses...............................       434               190                 229                 230
 Amortization of intangibles, net...............        54                60                  10                  29
 Change in deferred acquisition costs, net......      (328)              (69)                (11)                (90)
 Interest expense...............................       ---                 2                  72                  72
                                                  -----------------------------------------------------------------------
 Total benefits and expenses....................       808               368                 998                 791
                                                  -----------------------------------------------------------------------
Income before income taxes, minority interest
 and cumulative effect of accounting change.....     $  72              $ 26              $  107                $ (3)
                                                  =======================================================================

___________

(1) Includes the acquisitions of Professional Insurance Company in March 1999 and The Signature Group in July 1999, and inclusion of a full year of operating results in 1999 for GE Edison Life Insurance Company (which initiated operations in April 1998) versus nine months in 1998.

(2) Primarily includes the initiation of operations of GE Edison Life Insurance Company in April 1998 and inclusion of a full year of operating results in 1998 for Colonial Penn (acquired in November 1997) versus one and one-half months in 1997.

Premiums. Premiums, which include premium revenues from traditional life, health and automobile insurance and life contingent annuity contracts, increased $335 million, or 10.4%, to $3,542 million in 1999 from $3,207 million in 1998. This increase was a result of (i) a full year of operating results in 1999 relating to the operations of GE Edison Life Insurance Company, (ii) the acquisition of The Signature Group in July 1999 and (iii) growth in certain of the Company's life, auto, accident and health and structured settlement products. Premiums increased $893 million, or 38.6%, to $3,207 million in 1998 from $2,314 million in 1997. This increase was as a result of: (i) a full year of operating results in 1998 relating to the 1997 acquisition of Colonial Penn,
(ii) the initial operations of GE Edison Life Insurance Company commencing in April 1998 and (iii) growth in certain of the Company's life, accident and health and structured settlement products.

Net Investment Income and Net Realized Investment Gains. Net investment income increased $227 million, or 7.8%, to $3,123 million in 1999 from $2,896 million in 1998. The increase was primarily due to the higher levels of average invested assets ($42.7 billion in 1999 vs. $39.5 billion in 1998) resulting from the acquisition of The Signature Group in July 1999 and growth in core invested assets. Net investment income increased $141 million, or 5.1%, to $2,896 million in 1998 from $2,755 million in 1997. The increase was due to the combination of higher levels of average invested assets ($39.5 billion in 1998 vs. $36.7 billion in 1997) resulting from the Colonial Penn acquisition, growth in core invested assets and new investments relating to the Company's operations in Japan commencing in April 1998, offset by a decrease in weighted average yield from 7.8% in 1997 to 7.6% in 1998 due to a decline in prevailing interest rates.

Net realized investment gains were $165 million in 1999, $116 million in 1998 and $77 million in 1997. These changes are related to the Company's asset/liability risk management policies and associated ongoing review of its investment portfolio positions which vary with market and economic conditions and include gains as a result of securitization of certain financial assets.

Other Income. Other income is principally comprised of surrender fees, insurance charges made against universal life contracts, club membership revenues and fees assessed against policyholder account values. Other income increased $233 million, or 54.7%, to $659 million in 1999 from $426 million in 1998. This increase was a result of (i) the acquisition of The Signature Group in July 1999 (primarily club membership revenues) and (ii) a full year of operating results in 1999 relating to GE Edison Life Insurance Company (which initiated in April 1998). Other income increased $18 million, or 4.4%, to $426 million in 1998 from $408 million in 1997. This increase was as a result of: (i) a full year of operating results in 1998 relating to the 1997 acquisition of Colonial Penn and (ii) the initial operations of GE Edison Life Insurance Company commencing in April 1998 partially offset by (iii) decreased asset-based fee income due to a reduction in the balance of certain underlying reserve balances.

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under such contracts. These amounts increased $293 million, or 9.1%, to $3,522 million in 1999 from $3,229 million in 1998. This increase was a result of (i) a full year of operating results in 1999 relating to the
April 1998 initiation of operations at GE Edison Life Insurance Company, (ii) the acquisition of The Signature Group in July 1999 and (iii) growth in certain of the Company's life, auto, accident and health and structured settlement
products.   Benefits and other changes in policy reserves increased $737 million, or 29.6%, to $3,229 million in 1998 from $2,492 million in 1997. This increase was as a result of: (i) a full year of operating results in 1998 relating to the 1997 acquisition of Colonial Penn, (ii) the initial operations of GE Edison Life Insurance Company commencing in April 1998 and (iii) growth in certain of the Company's life, accident and health and structured settlement products.

Interest Credited. Interest credited increased $38 million, or 3.0%, to $1,298 million in 1999 from $1,260 million in 1998. This increase was a result of the increase in underlying reserves arising from sales of guaranteed investment contracts and single premium annuities. The increased sales resulted from higher crediting rates that the Company implemented in response to changes in market conditions and other factors. Interest credited decreased $21 million, or 1.6%, in 1998 to $1,260 million from $1,281 million in 1997. This decrease was a result of the reduction of the Company's crediting rates due to changes in market conditions and other factors.

The Company's weighted average crediting rates for annuities increased to 6.51% in 1999 from 6.27% in 1998, which had decreased from 6.46% in 1997. Similarly, the Company's weighted average crediting rates for interest-sensitive life products increased to 5.63% in 1999 from 5.32% in 1998, which had decreased from 5.34% in 1997. The increase in 1999 was driven by increases in the Company's base crediting rates due to competitive pressures and changes in the interest rate environment as noted above. The decrease in 1998 was driven by reductions in the Company's base crediting rates due to changes in market conditions. The Company monitors market conditions closely and resets interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts.

Commission Expenses. Commission expense increased $317 million, or 58.6%, to $858 million in 1999, from $541 million in 1998. This increase was primarily due to higher production levels on certain of the Company's existing products, the full year of operations of GE Edison Life Insurance Company and the acquisition of The Signature Group in July 1999. Commission expense decreased $18 million, or 3.2%, to $541 million in 1998, from $559 million in 1997. This decrease was attributable to (i) the November 1997 acquisition of LTC, Inc. (previously an independent entity providing certain services to the Company for which commissions were paid) and (ii) a change in the Company's commission based product mix toward increased sales of certain products having lower commission rates. Commission expense in 1998 versus 1997 in relation to premiums revenue decreased primarily due to the acquisition of Colonial Penn, a direct marketer of personal lines of automobile insurance.

General Expenses. General expenses increased $434 million, or 47.5%, to $1,348 million in 1999 from $914 million in 1998. This increase was primarily a result of the acquisition of The Signature Group in July 1999, a full year of GE Edison operations and increases in certain compensation and sales and advertising expenses in support of the Company's core growth initiatives. General expenses increased $229 million, or 33.4%, to $914 million in 1998 from $685 million in 1997. This increase was primarily a result of acquisitions, including Colonial Penn and LTC, Inc., and expenses related to the Company's GE Edison operations.

Amortization of Intangibles, Net. The Company's significant intangible assets consist of three components which result from acquisition activities -- the present value of future profits (PVFP), representing the estimated future gross profits in acquired insurance and annuity contracts, value of consumer club business acquired representing the estimated future gross profits of acquired club membership contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of intangibles increased $54 million, or 18.9%, to $340 million in 1999 from $286 million in 1998. Amortization of intangibles increased $10 million, or 3.6%, to $286 million in 1998 from $276 million in 1997.

Amortization of intangibles due to acquisitions in 1999 and 1998 totaled $60 and $29 million, respectively. Amortization of intangibles for companies acquired before 1997 declined by $6 million in 1999 and $19 million in 1998 and $39 million in 1997 due to lower amortization of PVFP. PVFP is amortized, net of accreted interest, based on the incidence of gross profits for interest-sensitive life and annuity policies and gross premiums on non-interest-sensitive life and accident and health products.

Change in Deferred Acquisition Costs, Net. Acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as first year commissions in excess of renewal commissions, direct advertising and printing costs, and certain support costs such as underwriting and policy issue expenses. For accounting purposes, these costs are deferred and recognized in relation to either the premiums or gross profits from the underlying contracts. The change in net deferred acquisition costs increased $328 million, or 73.5%, to $774 million in 1999 from $446 million in 1998. This increase was related to an increase in deferral of acquisition costs arising from the increased product sales noted above as well as the operations of GE Edison (which commenced in April 1998) and the acquisition of The Signature Group in July 1999, partially offset by amortization of previously capitalized acquisition costs. The change in net deferred acquisition costs increased $11 million, or 2.5%, to $446 million in 1998 from $435 million in 1997. This increase was primarily due to inclusion of a full year of operating results in 1998 relating to the 1997 acquisition offset by lower deferrable acquisition costs, primarily commissions, due to the acquisition of LTC, Inc. in November, 1997 (previously an independent entity providing certain services to the Company for which commissions were paid) and lower production associated with certain of the Company's existing products.

Interest Expense. Interest expense was $95 million in each of the years ended December 31, 1999 and 1998. Interest expense increased $72 million to $95 million in 1998 from $23 million in 1997. This increase resulted from the inclusion of a full year of interest costs in 1998 in connection with the 1997 acquisition of Colonial Penn and the commencement of GE Edison operations in April 1998.

Provision for Income Taxes. The Company's provision for income taxes decreased $53 million or 17.6% to $248 million in 1999 from $301 million in 1998. The Company's effective tax rate of 28.7% in 1999 was 9.3 percentage points lower than the effective tax rate of 38.0% in 1998 due primarily to the sale of a minority interest in a subsidiary, giving rise to the realization of a deferred tax asset not previously allowed to be recorded.

     Segment Operations

Wealth Accumulation and Transfer

     The Company's principal product lines under the Wealth Accumulation and Transfer segment are (i) annuities (deferred, and immediate; either fixed or variable), (ii) life insurance (universal, term, ordinary and group), (iii) guaranteed investment contracts (GICs) and funding agreements and (iv) mutual funds. Wealth Accumulation and Transfer products are used by customers as vehicles for accumulating wealth, often on a tax-deferred basis, transferring wealth to beneficiaries, or providing a means to replace the insured's income in the event of premature death.

     The following table sets forth certain summarized financial data for GE Financial Assurance's Wealth Accumulation and Transfer segment for the years ended December 31, 1999, 1998, and 1997.

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                         1999       1998       1997
                                                                         ----       ----       ----
                                                                            (Dollars in Millions)
Revenues:
   Premiums........................................................     $1,658     $1,557     $1,192
   Net investment income...........................................      2,773      2,631      2,578
   Net realized investment gains...................................        149        116         77
   Other revenues..................................................        483        395        411
                                                                        ----------------------------
   Total revenues..................................................      5,063      4,699      4,258
                                                                        ----------------------------
Benefits and expenses:
   Interest credited...............................................      1,298      1,260      1,281
   Benefits and other changes in policy reserves...................      2,128      2,040      1,720
   Other expenses..................................................        860        730        668
                                                                        ----------------------------
   Total benefits and expenses.....................................      4,286      4,030      3,669
                                                                        ----------------------------
Income before income taxes, minority interest and cumulative
   effect of accounting change (operating income)..................     $  777     $  669     $  589
                                                                        ============================

     Revenues in this segment have increased due to the full year impact in 1999 and the partial year impact in 1998 of the initiation of GE Edison operations in April 1998. In addition to acquisition related growth, the Company benefited from increased demand for certain annuity and guaranteed investment contract products. Sales of deferred fixed annuities grew 81.7% in 1999 to $1,279 million from $704 million in 1998. The higher sales in 1999 were primarily driven by competitive yields offered to customers on fixed annuities as a result of increasing interest rates and the introduction of new products. Sales of deferred variable annuities increased 193.2% in 1999 to $2,662 million from $908 million in 1998. Sales of guaranteed investment contracts increased 89.0% in 1999 to $2,054 million and 99.8% in 1998 to $1,087 million from $544 million in 1997. These increases were largely due to increased consumer demand for variable annuities and other products which allow consumers to participate in the strong capital markets, and the introduction of certain new products by the Company.

     Operating income from this segment represented 89.8%, 84.4% and 85.9% of the Company's total operating income for the years ended December 31, 1999, 1998 and 1997, respectively. The shift in the percentage of operating income derived from this segment in 1999 and 1998 was primarily driven by the higher percentage increases in sales of products distributed (noted above) versus the lifestyle protection and enhancement segment as a result of the acquisitions made in the respective periods. The Company's operating income from the Wealth Accumulation and Transfer segment increased 16.1% in 1999 to $777 million, and 13.6% in 1998 to $669 million, from $589 million in 1997. These increases were driven primarily by higher levels of invested assets and life insurance policies in force.

Lifestyle Protection and Enhancement

     The Company's principal product lines under the Lifestyle Protection and Enhancement segment are (i) long-term care insurance, (ii) supplemental accident and health insurance, (iii) personal lines of automobile insurance and (iv) consumer club memberships. Lifestyle Protection and Enhancement products are used by customers as vehicles to protect their income and assets from the adverse economic impacts of automobile accidents and related liabilities or significant health care costs or other unanticipated events that cause temporary or permanent loss of earnings capabilities (including the ability to repay certain indebtedness) and provide for consumer club membership opportunities.

     The following table sets forth certain summarized financial data for GE Financial Assurance's Lifestyle Protection and Enhancement segment for the years ended December 31, 1999, 1998 and 1997.

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                         1999       1998      1997
                                                                         ----       ----      ----
                                                                           (Dollars in Millions)
Revenues:
   Premiums........................................................     $1,884     $1,650    $1,122
   Net investment income...........................................        350        265       177
   Net realized investment gains...................................         16        ---       ---
   Other revenues..................................................        239         58        10
                                                                        ---------------------------
   Total revenues..................................................      2,489      1,973     1,309
                                                                        ---------------------------
Benefits and expenses:
   Benefits and other changes in policy reserves...................      1,394      1,189       772
   Other expenses..................................................      1,007        660       440
                                                                        ---------------------------
   Total benefits and expenses.....................................      2,401      1,849     1,212
                                                                        ---------------------------
Income before income taxes, minority interest and cumulative
   effect of accounting change (operating income)..................     $   88     $  124    $   97
                                                                        ===========================

     Premiums and investment income increased in 1999 and 1998 due to the impact of the acquisition of The Signature Group in 1999 and the full year impact in 1998 of the acquisition of Colonial Penn in November 1997. In addition to acquisition related growth, the Company benefited from increased demand for its long-term care and auto products. Sales of long-term care policies grew 41.1% in 1999 to $158 million and 2.8% in 1998 to $112 million, from $109 million in 1997. The higher sales were driven by an increase in the number of dedicated agents selling the product and heightened market awareness of the need for this type of insurance coverage. This market awareness was driven by the passage of the Health Insurance Portability and Accountability Act of 1996 by Congress. Automobile insurance sales increased 22.6% to $130 million in 1999 from $106 million in 1998.

     Operating income from this segment represented 10.2%, 15.6%, and 14.1%, of the Company's total results for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's operating income from the Lifestyle Protection and Enhancement segment decreased 29.0% in 1999 to $88 million, and increased 27.8% to $124 million in 1998 from $97 million in 1997. The 1999 decrease is primarily attributable to certain competitive factors currently existing within the automobile insurance industry, partially offset by the impact from the acquisition of The Signature Group in 1999. The 1998 increase is due to the full year impact in 1998 of the acquisition of Colonial Penn in November 1997.

     Financial Condition

Total Assets. Total assets increased $7.9 billion, or 13.9%, to $64.6 billion at December 31, 1999 from $56.7 billion at December 31, 1998. The increase resulted primarily from the acquisition of The Signature Group in July 1999 and growth in existing insurance and investment products. The majority of the increase in total assets occurred in the deferred acquisition costs, intangible assets, deferred tax assets, other assets and separate account asset categories that are discussed in more detail below.

Total Investments. Total investments increased $0.3 billion, or 0.6%, to $42.6 billion at December 31, 1999 from $42.3 billion at December 31, 1998. The slight increase in total investments primarily relates to the acquisition of The Signature Group in July 1999, core investment growth and investment income of $3.1 billion, offset by net unrealized losses on investment securities and cash outflows for other investing activities.

Deferred Acquisition Costs. Deferred acquisition costs increased $1.0 billion, or 75.0%, to $2.3 billion at December 31, 1999 from $1.3 billion at December 31, 1998. This increase was related to an increase in deferral of acquisition costs arising from the increased product sales noted above as well as the operations of The Signature Group acquired in July 1999 and the current year change in net unrealized investment losses, partially offset by amortization of previously capitalized acquisition costs.

Intangible Assets. Intangible assets increased $1.1 billion, or 34.0%, to $4.3 billion at December 31, 1999 from $3.2 billion at December 31, 1998. This increase primarily relates to a $0.6 billion increase in goodwill, which primarily results from the payment of contingent purchase price relating to the acquisition of the infrastructure and initial capitalization of the GE Edison Life Insurance Company operations (see minority interests below and Note 2 to the Consolidated Financial Statements) and the acquisition of The Signature Group in July1999, partially offset by 1999 goodwill amortization. The remaining $0.5 billion increase in intangible assets relates primarily to increases in the present value of future profits and certain intangible assets related to club memberships in force as a result of the acquisition of The Signature Group in July 1999 and the effects of the current year change in net unrealized investment losses, partially offset by amortization of previously capitalized costs.

Deferred Taxes. Deferred taxes increased $0.9 billion to a deferred tax asset balance of $0.8 billion at December 31, 1999 from a deferred tax liability balance of $0.1 at December 31, 1998, primarily due to the current year change in net unrealized losses on the Company's investment portfolio.

Other Assets. Other assets increased $0.8 billion, or 50.3%, to $2.5 billion at December 31, 1999 from $1.7 billion at December 31, 1998 primarily as a result of increased balances due from brokers relating to investment transactions.

Separate Account Assets. The separate account assets represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of December 31, 1999, the Company held $9.3 billion of separate account assets. The increase in such balances of $3.7 billion from $5.6 billion at December 31, 1998 related to increased sales of variable insurance products and overall increased market value of the underlying investment funds.

Total Liabilities. Total liabilities increased $7.8 billion, or 15.9%, to $57.0 billion at December 31, 1999 from $49.1 billion at December 31, 1998. The increase resulted primarily from the acquisition of The Signature Group in July 1999 and growth in existing insurance and investment products. The majority of the overall increase in total liabilities occurred in the future annuity and contract benefits, accounts payable and accrued expenses and separate account liability categories, which are discussed in further detail below.

Future Annuity and Contract Benefits. Future annuity and contract benefits increased $3.3 billion, or 9.3%, to $39.6 billion at December 31, 1999 from $36.3 billion at December 31, 1998. The increase resulted primarily from the significant increase in investment contracts issued in 1999.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $0.9 billion, or 47.3%, to $2.9 billion at December 31, 1999 from $2.0 billion at December 31, 1998. This increase is due primarily to the acquisition of The Signature Group in July 1999, the timing of net payments and receipts related to the investment portfolio and normal business activity associated with growth in certain existing insurance and investment products.

Separate Account Liabilities. The separate account liabilities represent the liability associated with the separate account assets. As discussed above, the $3.7 billion increase in such balances to $9.3 billion at December 31, 1999 related to increased sales of variable insurance products and overall increased market value of the underlying investment funds.

Minority Interest. Minority interest increased $352 million at December 31, 1999 to $475 million from $123 million at December 31, 1998, primarily as a result of the issuance of preferred stock in one of the Company's subsidiaries as contingent purchase price in accordance with the acquisition of the infrastructure and capitalization of the GE Edison operations.

Liquidity and Capital Resources

     The principal liquidity requirements for GE Financial Assurance's insurance operations are its contractual obligations to policyholders and annuitants. Contractual obligations include payments of surrender benefits, contract withdrawals, claims under outstanding insurance policies and annuities, and policy loans. The primary sources for meeting these contractual requirements are investment income, scheduled principal repayments from its investment portfolio, and a portion of its premium income. To provide for additional liquidity to meet normal variations in contract obligations, GE Financial Assurance maintains cash and short-term investments. GE Financial Assurance has placed commercial paper in the U.S. market as a vehicle to fund certain of the Company's acquisitions. The Company anticipates increasing the size of its commercial paper program in order to facilitate its expected cash infusion into GE Edison Life Insurance Company to support strong solvency margins and claims paying ratings in connection with the comprehensive transfer of the insurance policies and related assets of Toho Mutual Life Insurance Company to GE Edison Life Insurance Company, as noted in "Recent Transactions".

     The Company maintains committed back-up credit lines with third-party banks to support its commercial paper program and maintains committed credit lines with GE Capital to provide interim funding for the Company's acquisition activity and to provide liquidity to meet normal variation in contract obligations.

     Historically, GE Financial Assurance has, through its operating companies, generated positive cash flows from operating and certain financing activities (including net cash provided by operating activities and cash provided by or used by the net of redemptions and benefit payments on investment contracts, and proceeds from issuance of investment contracts). For the years ended December 31, 1999, 1998, and 1997 cash flows from operating and certain financing activities were $3,134 million, $2,117 million and $1,028 million, respectively. These amounts include net cash provided by (used in) financing activities relating to investment contract issues and redemptions of $2,708 million, $(703) million and $(923) million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The nature and quality of the various types of investments purchased by a U.S. life insurance company must comply with the statutes and regulations imposed by the various states in which those entities are licensed to market and sell insurance and investment products. The Company primarily purchases investment-grade (BBB-/Baa3 or above) bonds. At December 31, 1999, $32.3 billion, or 87.6%, of the fixed maturity securities held by the Company were bonds rated by a rating agency (S&P or Moody's), or were government/agency bonds. The remaining $4.6 billion, or 12.4%, was comprised primarily of private placement bonds not rated by either rating agency. At December 31, 1999, the Company held $2.1 billion of bonds rated below investment grade (excluding split-rated bonds). In addition, the Company held $0.3 billion of "not-rated" bonds which the Company believes are below investment grade. Below investment grade bonds include those bonds originally purchased as investment grade but subsequently downgraded in rating, as well as bonds purchased as below investment grade. The Company holds this small percentage of below investment grade bonds in order to enhance the yield on its investment portfolio.

     Certain of the Company's products contain provisions for penalty charges for surrender of the policy. These charges range from 5% to 8% at policy origination and grade to zero over predetermined periods ranging from five to twenty years. At December 31, 1999, approximately 81% of the Company's annuity contracts were subject to surrender penalties or contained non-surrender provisions. Certain of the Company's funding agreements may be terminated early by the contractholders. The Company has established a line of credit with its parent in an amount sufficient to provide liquidity in the event of an unusual level of early terminations.

     GE Financial Assurance's ability to pay dividends to its shareholder and meet its obligations, including debt service and operating expenses, primarily depends on receiving sufficient funds from its insurance subsidiaries. Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends in excess of the prescribed limits or the Company's earned surplus are deemed extraordinary and require formal state insurance department approval. Based on statutory results as of December 31, 1999, GE Financial Assurance is able to receive $248 million in dividends in 2000 from its subsidiaries without obtaining regulatory approval. See "Insurance Regulation -- General Regulation at State Level."

Proposed Reporting Changes

     The NAIC has also recently adopted model statutory accounting practices to take effect in 2001. Statutory accounting practices determine, among other things, the statutory surplus of an insurance company and, therefore, the amount of funds that can be paid as dividends to the Company by its insurance subsidiaries. Each state must adopt the NAIC model before it becomes the prescribed statutory basis of accounting for insurance companies domesticated in that state. At this time, the impact of the new accounting practices on the Company is not expected to be material. However, efforts are continuing by insurance regulators, public accounting firms, and the insurance industry to develop interpretations of the NAIC model.

Interest Rate Changes

     Interest rate changes may have temporary effects on the sale and profitability of the annuity, universal life, and other investment products offered by GE Financial Assurance's insurance subsidiaries. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by GE Financial Assurance's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of GE Financial Assurance's products. Also, the Company's insurance subsidiaries may be forced to raise certain crediting rates on its line of products in order to meet competitive pressures. GE Financial Assurance constantly monitors interest earnings on existing assets and yields available on new investments and sells policies and annuities that permit flexible responses to interest rate changes as part of its management of interest spreads.

Investments

     The Company manages its investment portfolio to meet the diversification, credit quality, yield and liquidity requirements of its policy liabilities by investing primarily in fixed maturity instruments, including government and corporate bonds, mortgage-backed securities, and mortgage loans on real estate. At December 31, 1999, the Company held $40.3 billion, or 94.8% of its investment portfolio, in fixed maturity instruments and mortgage loans. The Company's investment philosophy focuses on purchasing assets the durations of which approximate policyholder obligations. To match some of its longer term policy liabilities, the Company has followed a strategy of buying bonds with adequate call protection. The Company also invests in preferred stock, policy loans, short-term securities and other investments, which comprised the remaining 5.2% of its investment portfolio at December 31, 1999.

     The Company primarily purchases investment-grade (BBB-/Baa3 or above) bonds. At December 31, 1999, $32.3 billion, or 87.6%, of the fixed maturity securities held by the Company were bonds rated by a rating agency (S&P or Moody's), or were government/agency bonds. The remaining $4.6 billion, or 12.4%, was comprised primarily of private placement bonds not rated by either rating agency. At December 31, 1999, the Company held $2.1 billion of bonds rated below investment grade (excluding split-rated bonds). In addition, the Company held $0.3 billion of "not-rated" bonds which the Company believes are below investment grade. Below investment grade bonds include those bonds originally purchased as investment grade but subsequently downgraded in rating, as well as bonds purchased as below investment grade. The Company holds this small percentage of below investment grade bonds in order to enhance the yield on its investment portfolio.

     Investments in mortgage-backed securities include $7.0 billion in collateralized mortgage obligations (CMOs) and asset-backed securities and $0.9 billion of pass-through securities. These securities are secured primarily by pools of residential mortgages and generally carry high credit ratings. Approximately 37% of the mortgage-backed securities are backed by securities issued by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, or Federal National Mortgage Association. In the aggregate, the mortgage-backed securities had an average rating of AAA/Aaa at December 31, 1999. Most CMO and pass-through securities are subject to prepayment and extension risk (i.e., principal can be received earlier or later than anticipated, based on the rate of mortgage prepayments in the underlying residential mortgage pools).

     At December 31, 1999, the Company's investments in equity securities totaled $0.3 billion, of which $0.2 billion was preferred stock and $0.1 billion was common stock. The investments in preferred stock generally pay dividends on a quarterly basis at yields comparable to bonds.

     The Company has classified all of its fixed maturity and equity securities as available-for-sale. Therefore, these securities are carried on the balance sheet at fair values and marked to market. Changes in market value, net of the effect on present value of future profits, deferred policy acquisition costs and deferred income taxes, are recorded as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income, but is shown as a separate component of accumulated non-owner changes in equity. At December 31, 1999, the amortized cost basis of the Company's fixed maturity securities was $38.8 billion, representing net unrealized losses of $1.9 billion, while the cost basis of equity securities was $336 million, representing net unrealized gains of $9 million.

     The Company's mortgage loan portfolio consisted of 2,065 loans at December 31, 1999. The loans, which are originated through a network of mortgage bankers, are made only on completed, leased properties and generally have a maximum loan-to-value ratio of 75% at the date of origination. Commercial loans comprise the majority of the portfolio, with 40.5%, 22.4% and 20.4% attributable to the retail, office and industrial sectors, respectively. The remainder of the loans, 16.7%, are attributable to the residential and other miscellaneous sectors. The mortgage loans are secured by property throughout the U.S., with concentrations in the Pacific region (31.4%) and the South Atlantic region (23.4%).

     Certain policies issued by the Company allow the policyholders to borrow against the policy. These loans are classified in the asset side of the balance sheet as Policy Loans. At December 31, 1999, the outstanding loans of $0.9 billion bore interest at an average rate of 8.8%, which is determined by the terms of the policy.

     Other invested assets of $0.7 billion at December 31, 1999 were comprised of several types of assets. The Company has made investments in mutual funds offered by the Company's mutual fund and variable annuity distribution channels of ($0.3 billion) in order to provide seed money for these funds. Pursuant to a periodic review of its asset allocation strategy, the Company has also made investments in limited partnerships ($0.2 billion) and real estate and other properties ($22 million) in order to achieve higher investment returns on an incremental portion of the portfolio.

                             Investment Portfolio

                                                                      December 31, 1999
                                                                      -----------------
                                                                  Fair            Percentage
                                                                 Value             of Total
                                                                 -----             --------
                                                                   (Dollars in Millions)
Fixed Maturity Securities - Available-For-Sale(1)
   U.S. Government and Agencies.......................          $ 1,362               3.2%
   State and Municipal................................              577               1.4
   Foreign Government.................................              188               0.4
   Foreign Corporate..................................            3,122               7.3
   U.S. Corporate.....................................           23,785              55.9
   Mortgage and Asset-Backed(2).......................            7,898              18.6
                                                              -------------------------------
   Total Fixed Maturity Securities....................           36,932              86.8
                                                              -------------------------------
Equity Securities -- Available-For-Sale(3)
   Common Stock.......................................              130                .3
   Preferred Stock, Non-Redeemable....................              215                .5
                                                              -------------------------------
   Total Equity Securities............................              345                .8
                                                              -------------------------------
Mortgage Loans on Real Estate, Net....................            3,414               8.0
Policy Loans..........................................              945               2.2
Short Term Investments................................              267                .7
Other Invested Assets
   Mutual Funds.......................................              272                .7
   Limited Partnerships...............................              218                .5
   European Style Call Options........................               97                .2
   Interest Rate Swaps and Floors.....................               43                .1
   Real Estate Owned..................................                6                 -
   Other..............................................               16                 -
                                                              -------------------------------
   Total Other Invested Assets........................              652               1.5
                                                              -------------------------------
Total Investments.....................................          $42,555             100.0%
                                                              ===============================

_____________
(1) Fixed maturity securities available-for-sale are stated at fair values. Amortized cost of fixed maturity securities available-for-sale at December 31, 1999 was $38,843 million, representing net unrealized losses of $1,911 million. Changes in fair value, net of the effect on present value of future profits, deferred acquisition costs and deferred federal income taxes, are reflected as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income, but is shown as a separate component of accumulated non-owner changes in equity.

(2) Mortgage and asset-backed securities are comprised of CMOs ($4,161 million), asset-backed securities ($2,847 million) and pass-through securities ($890 million).

(3) Equity securities available-for-sale are stated at fair market values. The cost basis of equity securities available-for-sale at December 31, 1999 was $336 million, representing net unrealized gains of $9 million. Changes in market value, net of the effect on present value of future profits, deferred policy acquisition costs and deferred federal income taxes, are reflected as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income, but is shown as a separate component of accumulated non-owner changes in equity.

The following table summarizes the Company's investment results for the periods indicated.

                              Investment Results

                                                          Years ended December 31,
                                                          ------------------------
                                                       1999         1998         1997
                                                       ----         ----         ----
                                                            (Dollars in Millions)
Total Average Invested Assets (1)...............     $42,691      $39,544      $36,641
Net Investment Income (2).......................     $ 3,123      $ 2,896      $ 2,755
Effective Yield (3).............................         7.6%         7.6%         7.8%
Net Realized Investment Gains (4)...............     $   165      $   116      $    77

___________

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

                           Portfolio Credit Quality

                                                             December 31, 1999
                                                             -----------------
                                                           Fair         Percentage
                                                          Value          of Total
                                                          -----          --------
                                                           (Dollars in Millions)
Agencies and Treasuries............................      $ 3,458            9.4%
AAA/Aaa............................................        5,937           16.1
AA/Aa..............................................        3,032            8.2
A/A................................................        9,078           24.6
BBB/Baa............................................        8,678           23.5
BB/Ba..............................................        1,337            3.6
B/B................................................          802            2.2
CCC/Caa............................................            9              -
Not Rated..........................................        4,601           12.4
                                                       ---------------------------
   Total...........................................      $36,932          100.0%
                                                       ===========================

     As of December 31, 1999, the Company's bond portfolio had an average rating of A+/A1. According to S&P and Moody's, bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. S&P applies "+" and "-" modifiers in each generic rating classification from AA to CCC. Moody's applies numerical modifiers "1", "2" and "3" in each generic rating classification from Aa to B. Modifier "1" indicates a bond in the higher end of a generic rating classification.

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

     At December 31, 1999 and 1998 , there were fixed maturity securities in default with a fair value of $10 million and $11 million, respectively.

     The following table sets forth scheduled maturities for the Company's investments in fixed maturities at December 31, 1999.

                             Scheduled Maturities

                                                             December 31, 1999
                                                             -----------------
                                                           Fair         Percentage
                                                          Value          of Total
                                                          -----          --------
                                                           (Dollars in Millions)
Due in one year or less..........................        $   979            2.6%
Due after one year through five years............          6,116           16.6
Due after five years through 10 years............          6,324           17.1
Due after 10 years...............................         15,615           42.3
Mortgage and Asset-backed securities.............          7,898           21.4
                                                       ---------------------------
   Total.........................................        $36,932          100.0%
                                                       ===========================

     Expected maturities may differ from scheduled maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 1999, $7,006 million of the Company's investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Currency Risk Management

     In normal operations, the Company must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

     The Company uses various financial instruments, particularly interest rate and currency swaps, but also futures, options and currency forwards, to manage risks. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Company does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 9 and 14 to the Consolidated Financial Statements.

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


     Counterparty credit criteria                             Credit rating
                                                       ---------------------------
                                                                       Standard &
                                                         Moody's         Poor's
                                                       -----------    ------------
     Term of transaction
       Between one and five years................          Aa3            AA-
       Greater than five years...................          Aaa            AAA
     Credit exposure limits
       Up to $50 million.........................          Aa3            AA-
       Up to $75 million.........................          Aaa            AAA

     All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

     More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

     The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1999 and 1998, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $23 million and $10 million, respectively. These amounts are the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Company's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

     Following is an analysis of credit risk exposures as of December 31:

   Percentage of Notional Derivative Exposure by Counterparty Credit Rating
-----------------------------------------------------------------------------
Moody's/Standard & Poor's                      1999        1998        1997
-------------------------                    --------    --------    --------

Aaa/AAA...................................      89%         90%         47%
Aa/AA.....................................      11%         10%         53%
A/A and below.............................      --%         --%         --%

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

 . One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 2000 net earnings of the Company based on year-end 1999 positions by approximately $20 million.

 . One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1999 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Company assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 2000 net earnings of the Company based on year-end 1999 positions by an insignificant amount.

                                    Item 8
                  Financial Statements and Supplementary Data
                                   Contents

            GE Financial Assurance Holdings, Inc. and Subsidiaries
                       Consolidated Financial Statements

                                                                        Page
                                                                        ----
Independent Auditors' Report.........................................     47
Consolidated Balance Sheets..........................................     48
Consolidated Statements of Income....................................     49
Consolidated Statements of Shareholder's Interest....................     50
Consolidated Statements of Cash Flows................................     51
Notes to Consolidated Financial Statements...........................     52
Independent Auditors' Report on Financial Statement Schedules........     80
Schedule II, Condensed Financial Information (Parent Company)........     81
Schedule III, Supplemental Insurance Information.....................     85

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
GE Financial Assurance Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

     As discussed in note 12 to the consolidated financial statements, the Company changed its method of accounting for insurance-related assessments in 1999.

                                   /s/ KPMG LLP

Richmond, Virginia
January 21, 2000,
except for note 18 which is dated March 1, 2000

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

            (Dollar amounts in millions, except per share amounts)

                                                                             December 31,
                                                                      -------------------------
Assets                                                                  1999             1998
                                                                      --------         --------
Investments:
   Fixed maturities available-for-sale, at fair value                 $ 36,932         $ 36,898
   Equity securities available-for-sale, at fair value:
     Common stocks                                                         130               47
     Preferred stocks, non-redeemable                                      215              314
   Mortgage loans, net of valuation allowance of $71 and $65
     at December 31, 1999 and 1998, respectively                         3,414            2,960
   Policy loans                                                            945            1,156
   Short-term investments                                                  267              164
   Other invested assets                                                   652              748
                                                                      --------         --------
           Total investments                                            42,555           42,287
                                                                      --------         --------
Cash                                                                       265              214
Accrued investment income                                                  961              789
Deferred acquisition costs                                               2,307            1,318
Intangible assets                                                        4,345            3,243
Reinsurance recoverable                                                  1,537            1,634
Deferred tax assets                                                        813                -
Other assets                                                             2,515            1,673
Separate account assets                                                  9,308            5,569
                                                                      --------         --------
           Total assets                                               $ 64,606         $ 56,727
                                                                      ========         ========

Liabilities and Shareholder's Interest

Liabilities:
   Future annuity and contract benefits                               $ 39,639         $ 36,272
   Unearned premiums                                                       842              966
   Liability for policy and contract claims                              1,886            1,697
   Other policyholder liabilities                                          626              570
   Accounts payable and accrued expenses                                 2,933            1,992
   Deferred tax liabilities                                                  -               55
   Short-term borrowings                                                 1,036            1,330
   Separate account liabilities                                          9,308            5,569
   Long-term debt                                                          705              698
                                                                      --------         --------
           Total liabilities                                            56,975           49,149
                                                                      --------         --------
Commitments and contingent liabilities

Minority interest                                                          475              123

Shareholder's interest:
   Net unrealized investment gains (losses)                             (1,079)             713
   Foreign currency translation adjustments                                220               73
                                                                      --------         --------
   Accumulated non-owner changes in equity                                (859)             786
   Common stock ($1 par value, 1,000 shares authorized,
     issued and outstanding)                                               -                -
   Additional paid-in capital                                            6,320            5,435
   Retained earnings                                                     1,695            1,234
                                                                      --------         --------
           Total shareholder's interest                                  7,156            7,455
                                                                      --------         --------
           Total liabilities and shareholder's interest               $ 64,606         $ 56,727
                                                                      ========         ========

         See accompanying notes to consolidated financial statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                         (Dollar amounts in millions)

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                      1999             1998             1997
                                                                     ------           ------           ------
Revenues:
   Premiums                                                          $3,542           $3,207           $2,314
   Net investment income                                              3,123            2,896            2,755
   Net realized investment gains                                        165              116               77
   Net commission income                                                 63               27               13
   Other income                                                         659              426              408
                                                                     ------           ------           ------
             Total revenues                                           7,552            6,672            5,567
                                                                     ------           ------           ------

Benefits and expenses:
   Benefits and other changes in policy reserves                      3,522            3,229            2,492
   Interest credited                                                  1,298            1,260            1,281
   Commissions                                                          858              541              559
   General expenses                                                   1,348              914              685
   Amortization of intangibles, net                                     340              286              276
   Change in deferred acquisition costs, net                          (774)            (446)            (435)
   Interest expense                                                      95               95               23
                                                                     ------           ------           ------
        Total benefits and expenses                                   6,687            5,879            4,881
                                                                     ------           ------           ------
        Income before income taxes, minority interest
          and cumulative effect of accounting change                    865              793              686

Provision for income taxes                                              248              301              261
                                                                     ------           ------           ------
        Income before minority interest and cumulative
          effect of accounting change                                   617              492              425

Minority interest                                                         4                -                -
                                                                     ------           ------           ------
        Income before cumulative effect of
          accounting change                                             613              492              425

Cumulative effect of accounting change, net of tax                       25                -                -
                                                                     ------           ------           ------
        Net income                                                   $  638           $  492           $  425
                                                                     ======           ======           ======

         See accompanying notes to consolidated financial statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

               Consolidated Statements of Shareholder's Interest

              (Dollar amounts in millions, except share amounts)

                                                                                            Accumulated
                                                                               Additional    Non-owner                   Total
                                                              Common Stock       Paid-In      Changes     Retained   Shareholder's
                                                           -----------------
                                                            Shares   Amount      Capital     In Equity    Earnings      Interest
                                                           -------- --------  ------------ ------------- ---------- ---------------
Balances at January 1, 1997                                  1,000   $    -      $ 5,435      $  (151)     $  437       $  5,721

Changes other than transactions with shareholder:
   Net income                                                  -          -          -            -           425            425
   Net unrealized gains on investment securities (a)           -          -          -            812         -              812
                                                                                                                        --------
     Total changes other than transactions with
       shareholder                                                                                                         1,237
                                                             -----   ------      -------      -------      ------       --------
Balances at December 31, 1997                                1,000        -        5,435          661         862          6,958

Changes other than transactions with shareholder:
   Net income                                                  -          -          -            -           492            492
   Net unrealized gains on investment securities (a)           -          -          -             52         -               52
   Foreign currency translation adjustments                    -          -          -             73         -               73
                                                                                                                        --------
     Total changes other than transactions with
       shareholder                                                                                                           617
                                                                                                                        --------
Dividends declared                                             -          -          -            -          (120)          (120)
                                                             -----   ------      -------      -------      ------       --------
Balances at December 31, 1998                                1,000        -        5,435          786       1,234          7,455

Changes other than transactions with shareholder:
   Net income                                                  -          -          -                        638            638
   Net unrealized losses on investment securities (a)          -          -          -         (1,792)        -           (1,792)
   Foreign currency translation adjustments                    -          -          -            147         -              147
                                                                                                                        --------
     Total changes other than transactions with
       shareholder                                                                                                        (1,007)
                                                                                                                        --------
Contribution of The Signature Group                            -          -          885          -           -              885
Dividends declared                                             -          -          -            -          (177)          (177)
                                                             -----   ------      -------      -------      ------       --------
Balances at December 31, 1999                                1,000   $    -      $ 6,320      $  (859)    $ 1,695       $  7,156
                                                             =====   ======      =======      =======      ======       ========

(a) Presented net of deferred taxes of $970, $(26), and $(439) in 1999, 1998, and 1997, respectively.


         See accompanying notes to consolidated financial statements.

                             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                      Consolidated Statements of Cash Flows

                                            (Dollar amounts in millions)

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                  1999         1998          1997
                                                                  ----         ----          ----
Cash flows from operating activities:
   Net income                                                     $ 638        $ 492         $ 425
                                                                -------     --------      --------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Increase in future policy benefits                            626        2,601         2,195
      Charges assessed to policyholders                            (208)        (282)         (289)
      Net realized investment gains                                (165)        (116)          (77)
      Amortization of investment premiums and discounts            (112)         (50)           (6)
      Amortization of intangibles, net                              340          286           276
      Deferred income tax expense                                   128           53             7
      Change in certain assets and liabilities:
        Increase in:
         Accrued investment income                                 (168)         (38)          (75)
         Deferred acquisition costs                                (774)        (446)         (435)
         Other assets, net                                         (726)        (555)         (355)
        Increase in:
         Other policy-related balances                              160           91           236
         Accounts payable and accrued expenses                      733          784            49
                                                                -------     --------      --------
                Total adjustments                                  (166)       2,328         1,526
                                                                -------     --------      --------
                Net cash provided by operating activities           472        2,820         1,951
                                                                -------     --------      --------
Cash flows from investing activities:
   Proceeds from sales and maturities of investment securities
     and other invested assets                                    8,332        8,320         5,049
   Principal collected on mortgage and policy loans                 424          471           284
   Purchase of investment securities and other invested assets  (10,844)     (10,542)       (5,815)
   Mortgage and policy loan originations                           (644)        (859)         (631)
   Purchase of Professional Insurance Company                       (46)           -             -
   Purchase of Colonial Penn, net of cash acquired                    -            -          (869)
   Purchase of LTC, Inc., net of cash acquired                        -            -           (59)
   Purchase of GE Edison Life Insurance Company, net of
          cash acquired                                               -         (572)            -
                                                                -------     --------      --------
                Net cash used in investing activities            (2,778)      (3,182)       (2,041)
                                                                -------     --------      --------
Cash flows from financing activities:
   Proceeds from issuance of investment contracts                 7,007        3,652         3,430
   Redemption and benefit payments on investment contracts       (4,299)      (4,355)       (4,353)
   Proceeds from short-term borrowings                            2,639        3,303         2,763
   Payments on short-term borrowings                             (2,916)      (3,703)       (2,141)
   Proceeds from long-term debt                                       -          515             -
   Net commercial paper borrowings (repayments)                     (17)         568           436
   Borrowings from minority interest holder                           -          556             -
   Cash received upon acquisition of The Signature Group            129            -             -
   Dividend paid to shareholder                                    (155)        (120)            -
                                                                -------     --------      --------
                Net cash provided by financing activities         2,388          416           135
                                                                -------     --------      --------
Effect of exchange rate changes on cash                              72           (6)            -

                Net increase in cash and cash equivalents           154           48            45
Cash and cash equivalents at beginning of year                      378          330           285
                                                                -------     --------      --------
Cash and cash equivalents at end of year                          $ 532        $ 378         $ 330
                                                                =======     ========      ========


          See accompanying notes to consolidated financial statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


(1) Summary of Significant Accounting Policies

       (a) Principles of Consolidation

       The accompanying consolidated financial statements include the historical operations and accounts of GE Financial Assurance Holdings, Inc. and its subsidiaries (collectively the Company). Significant operating subsidiaries of the Company include General Electric Capital Assurance Company, GE Capital Life Assurance Company of New York, Federal Home Life Insurance Company, GE Life and Annuity Assurance Company, First Colony Life Insurance Company and subsidiaries, Union Fidelity Life Insurance Company, GE Edison Life Insurance Company, Colonial Penn Insurance Company and The Signature Group. All significant intercompany accounts and transactions have been eliminated in consolidation.

       All of the outstanding common stock of GE Financial Assurance Holdings, Inc. (GE Financial Assurance) is owned by General Electric Capital Corporation (GE Capital), a wholly-owned subsidiary of General Electric Capital Services, Inc. (GE Capital Services), which in turn is wholly-owned, directly or indirectly, by General Electric Company.

       (b) Basis of Presentation

       These consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

       (c) Products

       GE Financial Assurance is an insurance holding company that, through its subsidiaries, sells a variety of insurance and investment-related products primarily in North America and Asia. The Company's operations are in two business segments: Wealth Accumulation and Transfer, and Lifestyle Protection and Enhancement.

       Wealth Accumulation and Transfer products are investment vehicles and insurance contracts intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death. The Company's principal product lines under the Wealth Accumulation and Transfer segment are deferred annuities (fixed and variable), immediate annuities (structured settlements and retirement), life insurance (universal, term, ordinary and group), guaranteed investment contracts
(GICs), floating rate funding agreements and mutual funds.

       Lifestyle Protection and Enhancement products are products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide consumer club membership opportunities. The Company's principal product lines under the Lifestyle Protection and Enhancement segment are long-term care, supplementary accident and health insurance, personal lines of automobile insurance and consumer club products.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     The Company distributes its products through four primary channels: intermediaries (such as brokerage general agents (BGAs), financial planners, banks, securities brokerage firms and financial planning firms); dedicated agents, who distribute certain of the Company's products on an exclusive basis, some of whom are not employees of the Company; marketing through businesses; and direct and affinity based marketing through e-commerce, telemarketing and direct mails.

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

     (d) Revenues

     Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification. Premiums on short-duration insurance contracts are reported as revenue over the terms of the related insurance policies. In general, earned premiums are calculated on a pro-rata basis or are recognized in proportion to expected claims. Premiums on long-duration insurance products are recognized as earned when due or, in the case of life contingent immediate annuities, when the contracts are issued. Premiums received under annuity contracts without significant mortality risk and premiums received on universal life products are not reported as revenues but as liabilities for future annuity and contract benefits. Other income consists primarily of surrender charges on certain policies, consumer club membership revenues and charges to policyholder account values for universal life, variable life and variable annuity policies. Surrender charges are recognized as income when the policy is surrendered. Consumer club membership dues are recognized as income when earned. Charges to policyholder accounts for universal life cost of insurance is recognized as revenue when due. Variable product fees are charged to variable annuity and variable life policyholders based upon the daily net assets of the policyholder's account values, and are recognized as revenue when charged.

     (e) Cash Equivalents

     Certificates and other time deposits are classified as short-term investments on the Consolidated Balance Sheets and considered cash equivalents in the Consolidated Statements of Cash Flows.

     (f) Investments

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

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     Changes in the market values of investments available-for-sale, net of the effect on deferred acquisition costs, present value of future profits and deferred federal income taxes are reflected as unrealized investment gains or losses in a separate component of shareholder's interest and, accordingly, have no effect on net income, but are shown as a component of accumulated non-owner changes in equity. Unrealized losses that are considered other than temporary are recognized in earnings through an adjustment to the amortized cost basis of the underlying securities. The Company engages in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the market value of the applicable securities loaned.

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

     (g) Deferred Acquisition Costs

     Acquisition costs include costs and expenses that vary with and are primarily related to the acquisition of insurance and investment contracts and consumer club memberships. Such costs are deferred and amortized as follows:

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

     Consumer club memberships - Acquisition costs consist primarily of marketing costs and are amortized in proportion to the anticipated revenue to be recognized from club memberships.

     Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not considered recoverable, are charged to expense.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     (h) Intangible Assets

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

     (i) Federal Income Taxes

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

     (j) Reinsurance

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

     (k) Future Annuity and Contract Benefits

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

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     (l) Liability for Policy and Contract Claims

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

     (m) Separate Accounts

     The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity contract owners and variable life policyholders. The Company receives mortality risk fees and administration charges from the variable mutual fund portfolios. The separate account assets are carried at fair value and are equal to the liabilities that represent the policyholders' equity in those assets.

     (n) Minority Interest

     Minority interest primarily relates to a certain ownership interest in GE Edison Life Insurance Company and GE Life and Annuity Assurance Company. See
Note 18 - Subsequent Event.

     (o) Interest Rate and Currency Risk Management

     As a matter of policy, the Company does not engage in derivative trading, market-making or other speculative activities.

     The Company uses swaps primarily to optimize funding costs. Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. The Company requires all other swaps, as well as futures, interest rate floors, swap options, options and currency forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

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

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


       (p) Accounting Pronouncement Not Yet Adopted

       The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), effective for the Company on January 1, 2001 (as amended by Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of Statement No. 133). Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at fair value, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are to be recorded in equity pending recognition in earnings. Certain significant refinements and interpretations of Statement 133 are being deliberated by the FASB, and the effects on accounting for the Company's financial instruments will depend to some degree on the results of such deliberations. Management has not determined the total probable effects of adopting Statement 133, and does not believe that an estimate of such effects would be meaningful at this time.

(2) Acquisitions

     In July 1999, in connection with Montgomery Ward Holding Corp.'s plan of reorganization under chapter 11 of the federal bankruptcy laws, GE Capital acquired The Signature Group (Signature) from Montgomery Ward & Co. Incorporated for an aggregate purchase price of $885. The acquisition was completed through a series of mergers involving various Signature companies and subsidiaries of the Company with the Company's subsidiaries being the surviving company in such mergers. The effect of the mergers was to cause Signature to become a subsidiary of GE Financial Assurance. The aggregate purchase price of $885 has been allocated to Signature assets acquired, including present value of future profits and value of consumer club business acquired of $122 and $297, respectively, and to liabilities assumed, including liability for policy and contract claims of $144, based upon their respective fair values at the date of the acquisition, and a corresponding amount has been recorded as an increase to additional paid in capital, reflecting the mergers of the Signature companies into subsidiaries of the Company.

     In March 1999, the Company acquired Professional Insurance Company from Pacific Life and Accident Insurance Company, a subsidiary of PennCorp Financial Group. The purchase price of $46 has been allocated to the assets acquired and liabilities assumed based upon their respective fair values at the date of the acquisition.

     In March 1998, the Company and Toho Mutual Life Insurance Company (Toho), a Japanese insurer jointly capitalized a new insurance company, GE Edison Life Insurance Company (GE Edison), that sells life, health and annuity products in the Japanese market. In connection with this agreement, the Company paid Toho $547 in exchange for the operating infrastructure and $13 in exchange for certain tangible assets. GE Edison originates and underwrites all of the new business activity. Existing Toho business remains with Toho with the exception of certain term life insurance business ceded to GE Edison as described below. The Company's investment in GE Edison includes 100% of the entity's voting interest following the Company's acquisition in December 1999 of the 10% voting interest previously held by Toho. (see Note 18 - Subsequent Event). Additionally, the Company paid Toho a ceding commission of $400 in exchange for Toho transferring 50% of certain term life insurance reserves and certain other liquid assets approximating $391. GE Edison also entered into an agreement with Toho, which contains certain modified coinsurance arrangements. These blocks of existing term life insurance provided an initial operations base for GE Edison.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)




       In conjunction with the acquisition of the infrastructure and capitalization of GE Edison, a subsidiary of the Company agreed to issue certain subsidiary preferred stock to the sellers in an amount up to (Yen)56.0 billion through 2004, contingent upon certain performance measurements. In accordance with such agreement, the Company issued certain subsidiary preferred stock to the sellers in an amount of $19 in 1999. The subsidiary preferred stock issued during 1999 has been accounted for as additional purchase consideration and the additional goodwill is being amortized over the remaining goodwill life. See
Note 18 -Subsequent Event.

       Effective November 1997, the Company completed the acquisition of 100% of the capital stock of Colonial Penn Insurance Company (Colonial Penn) and LTC Inc. (LTC) for purchase prices of $1,015 and $59, respectively. In conjunction with the acquisition of LTC, the Company agreed to pay the sellers up to $33 over a five-year period, contingent upon satisfaction of certain performance measurements. The contingent consideration is being accounted for as additional purchase price, which will result in amortization over the remaining goodwill life. During 1999 and 1998, approximately $7 in each year was paid to the sellers relating to this agreement.

       Each of the above referenced acquisitions has been accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements reflect the corresponding results of operations from the respective dates of acquisition.

(3) Investments

       (a) General

       For the years ended December 31, the sources of investment income of the Company were as follows:

                                              1999        1998        1997
                                              ----        ----        ----
Fixed maturities                             $2,758      $2,527      $2,429
Equity securities                                --          24          30
Mortgage loans                                  260         234         214
Policy loans                                    102          96          88
Other                                             9          23          13
                                           ----------------------------------
Gross investment income                       3,129       2,904       2,774
Investment expenses                              (6)         (8)        (19)
                                           ----------------------------------
Net investment income                        $3,123      $2,896      $2,755
                                           ==================================

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     For the years ended December 31, sales proceeds and gross realized investment gains and losses resulting from the sales of investment securities available-for-sale were as follows:

                                                1999        1998        1997
                                                ----        ----        ----
Sales proceeds                                 $3,675      $4,668      $2,680
                                            ===================================

Gross realized investment:
  Gains                                        $  251      $  211      $  114
  Losses                                          (86)        (95)        (37)
                                            -----------------------------------
Net realized investment gains                  $  165      $  116      $   77
                                            ===================================

     The additional proceeds from investments presented in the consolidated statements of cash flows result from principal collected on mortgage and asset-backed securities, maturities, calls and sinking fund payments.

     Net unrealized gains and losses on investment securities classified as available-for-sale are reduced by deferred income taxes and adjustments to the present value of future profits and deferred acquisition costs that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of shareholder's interest at December 31 are summarized as follows:

                                                                                      1999          1998       1997
                                                                                      ----          ----       ----
Net unrealized gains (losses) on available-for-sale investment securities before adjustments:
   Fixed maturities                                                                  $(1,911)     $1,330      $1,274
   Equity securities                                                                       9          21          30
   Other invested assets                                                                   1           5           9
                                                                                   -----------------------------------
     Subtotal                                                                         (1,901)      1,356       1,313
Adjustments to the present value of future profits and deferred
  acquisition costs                                                                      234        (261)       (296)
Deferred income taxes                                                                    588        (382)       (356)
                                                                                   -----------------------------------
  Net unrealized gains (losses) on available-for-sale investment securities          $(1,079)     $  713      $  661
                                                                                   ===================================

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     At December 31, the amortized cost, gross unrealized gains and losses, and fair value of the Company's fixed maturities and equity securities available-for-sale were as follows:

                                                                               Gross            Gross
                                                              Amortized      Unrealized      Unrealized      Fair
                                                                Cost           Gains           Losses       Value
                                                                ----           -----           ------       -----
1999
----
Fixed maturities:
   U.S. government and agencies                                $ 1,500         $    3         $  (141)      $ 1,362
   State and municipal                                             652              1             (76)          577
   Foreign government                                              194              2              (8)          188
   Foreign corporate                                             3,248             28            (154)        3,122
   U.S. corporate                                               25,248            105          (1,568)       23,785
   Mortgage and asset-backed                                     8,001             58            (161)        7,898
                                                            ---------------------------------------------------------
     Total fixed maturities                                     38,843            197          (2,108)       36,932
Common and non-redeemable preferred stock                          336             30             (21)          345
                                                            ---------------------------------------------------------
     Total available-for-sale securities                       $39,179         $  227         $(2,129)      $37,277
                                                            =========================================================

1998
----
Fixed maturities:
   U.S. government and agencies                                $ 1,426         $  182         $    (5)      $ 1,603
   State and municipal                                             651             13              (2)          662
   Foreign government                                              178              9              (8)          179
   Foreign corporate                                             2,173            109             (62)        2,220
   U.S. corporate                                               23,476          1,124            (269)       24,331
   Mortgage and asset-backed                                     7,664            278             (39)        7,903
                                                            ---------------------------------------------------------
     Total fixed maturities                                     35,568          1,715            (385)       36,898
Common and non-redeemable preferred stock                          340             32             (11)          361
                                                            ---------------------------------------------------------
     Total available-for-sale securities                       $35,908         $1,747         $  (396)      $37,259
                                                            =========================================================

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     The scheduled maturity distribution of the fixed maturity portfolio at December 31, 1999 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized        Fair
                                                         Cost          Value
                                                         ----          -----
Due in one year or less                                 $   993       $   979
Due one year through five years                           6,261         6,116
Due five years through ten years                          6,660         6,324
Due after ten years                                      16,928        15,615
                                                     --------------------------
   Subtotal                                              30,842        29,034
Mortgage and asset-backed securities                      8,001         7,898
                                                     --------------------------
   Totals                                               $38,843       $36,932
                                                     ==========================

     At December 31, 1999, $7,006 of the Company's investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

     As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders of $106 and $80 at December 31, 1999 and 1998, respectively.

     At December 31, 1999, approximately 27.9%, 13.7% and 12.3% of the Company's investment portfolio is comprised of securities issued by the manufacturing, utility and financial industries, respectively, the vast majority of which are rated investment grade, and which are senior secured bonds. No other industry group comprises more than 10% of the Company's investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

     At December 31, 1999, the Company did not hold any fixed maturity securities, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder's interest.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     The credit quality of the fixed maturity portfolio at December 31 follows. The categories are based on the higher of the ratings published by Standard & Poors or Moody's.

                                                  1999                          1999
                                                  ----                          ----
                                        Fair Value      Percent       Fair Value      Percent
                                        ----------      -------       ----------      -------
Agencies and treasuries                   $ 3,458          9.4%         $ 4,953          13.4%
AAA/Aaa                                     5,937         16.1            5,003          13.6
AA/Aa                                       3,032          8.2            2,541           6.9
A/A                                         9,078         24.6            9,586          26.0
BBB/Baa                                     8,678         23.5            8,700          23.6
BB/Ba                                       1,337          3.6            1,294           3.5
B/B                                           802          2.2              565           1.5
CCC/Caa                                         9          ---                2           ---
Not rated                                   4,601         12.4            4,254          11.5
                                      -----------------------------------------------------------
Totals                                    $36,932        100.0%         $36,898         100.0%
                                      ===========================================================

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

     At December 31, 1999 and 1998, there were fixed maturities in default with a fair value of $10 and $11, respectively.

     (b) Mortgage Loans

     At December 31, 1999 and 1998, the Company's mortgage loan portfolio consisted of first mortgage loans on commercial real estate properties of 2,065 and 1,878, respectively. The loans, which are originated by the Company through a network of mortgage bankers, are made only on completed, leased properties and generally have a maximum loan-to-value ratio of 75% at the date of origination.

     At December 31, 1999 and 1998, respectively, the Company held $854 and $773 in mortgages secured by real estate in California, comprising 25% and 26% of the respective total mortgage portfolio. For the years ended December 31, 1999, 1998 and 1997, respectively, the Company originated $201, $222 and $160 of mortgages secured by real estate in California, which represent 23%, 29% and 29% of the respective total originations for those years.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     As of December 31, 1999 and 1998, the Company was committed to fund $156 and $408, respectively, in mortgage loans.

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

     Under these principles, the Company has two types of "impaired" loans: loans requiring allowances for losses (none as of December 31, 1999 and 1998) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($19 and $21, as of December 31, 1999 and 1998, respectively). The Company had no allowance for losses on these loans as of December 31, 1999 and 1998. Average investment in impaired loans during 1999, 1998 and 1997 was $15, $26 and $29, respectively and interest income earned on these loans while they were considered impaired was $3, $2 and $3, respectively.

     The following table presents the activity in the allowance for losses during the years ended December 31:

                                                    1999       1998      1997
                                                    ----       ----      ----
Balance at January 1                                $ 65       $ 57      $ 58
Provision charged to operations                        7          6         5
Amounts written off, net of recoveries                (1)         2        (6)
                                                 -------------------------------
Balance at December 31                              $ 71       $ 65      $ 57
                                                 ===============================

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


(4) Deferred Acquisition Costs

       Activity impacting deferred acquisition costs for the years ended December 31, was as follows:

                                                                            1999       1998       1997
                                                                            ----       ----       ----
Unamortized balance at January 1                                           $1,400     $  945     $ 498
Acquisition of Colonial Penn                                                  ---        ---        12
Impact of foreign currency translation                                         28          9       ---
Costs deferred                                                              1,078        637       549
Amortization, net                                                            (304)      (191)     (114)
                                                                         --------------------------------
Unamortized balance at December 31                                          2,202      1,400       945
Cumulative effect of net unrealized investment (gains) losses                 105        (82)      (82)
                                                                         --------------------------------
Balance at December 31                                                     $2,307     $1,318     $ 863
                                                                         ================================

(5) Intangible Assets

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

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     The following table presents the activity in PVFP for the years ended December 31:

                                                                              1999        1998        1997
                                                                              ----        ----        ----
Unamortized balance at January 1                                             $1,608      $1,824      $2,292
Acquisitions                                                                    134         ---         ---
Purchase accounting adjustments                                                 ---         ---        (236)
Interest accreted at 4.9% in 1999, 4.8% in 1998 and 5.0% in 1997                 78          87         101
Amortization                                                                   (302)       (303)       (333)
                                                                           -----------------------------------
Unamortized balance at December 31                                            1,518       1,608       1,824
Cumulative effect of net unrealized investment (gains) losses                   129        (179)       (214)
                                                                           -----------------------------------
Balance at December 31                                                       $1,647      $1,429      $1,610
                                                                           ===================================

     The estimated percentage of the December 31, 1999 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

          2000                                              12.4%
          2001                                              10.5
          2002                                               8.9
          2003                                               7.6
          2004                                               6.6

Goodwill

     At December 31, 1999 and 1998, total unamortized goodwill was $2,422 and $1,803, respectively, which is presented net of accumulated amortization of $249 and $162, respectively. Goodwill amortization was $84, $68 and $44 for the years ended December 31, 1999, 1998 and 1997, respectively. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value (no such write-downs have been made).

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


(6) Reinsurance

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

       Net life insurance in force as of December 31 is summarized as follows:

                                                       1999            1998            1997
                                                       ----            ----            ----
Direct life insurance in force                      $ 337,892        $306,566         $292,825
Amounts ceded to other companies                     (111,193)        (96,931)         (79,656)
Amounts assumed from other companies                   28,345          40,290           38,301
                                                  ----------------------------------------------
Net life insurance in force                         $ 255,044        $249,925         $251,470
                                                  ==============================================
Percentage of amount assumed to net                        11%             16%              15%
                                                  ==============================================

       The effects of reinsurance on premiums written and earned for the years ended December 31 were as follows:

                                                      Written                       Earned
                                                      -------                       ------
                                             1999      1998      1997      1999      1998      1997
                                             ----      ----      ----      ----      ----      ----
Direct                                      $3,636    $3,217    $2,275    $3,603    $3,218    $2,245
Assumed                                        407       489       480       414       477       474
Ceded                                         (443)     (464)     (421)     (475)     (488)     (405)
                                           ----------------------------------------------------------
Net premiums                                $3,600    $3,242    $2,334    $3,542    $3,207    $2,314
                                           ==========================================================
Percentage of amount assumed to net                                           12%      15%      21%
                                                                         ============================


       Reinsurance recoveries recognized as a reduction of benefits amounted to $300, $336 and $263 during 1999, 1998 and 1997, respectively. These recoveries were partially offset by certain changes in benefits and other policy reserves.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


(7) Future Annuity and Contract Benefits

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

Traditional Life Insurance Contracts

     Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums based on mortality, morbidity, and other assumptions which were appropriate at the time the policies were issued or acquired. These assumptions are periodically evaluated for potential premium deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported, and claims in the process of settlement. This estimate is based on the experience of the insurance industry and the Company, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


     The following chart summarizes the major assumptions underlying the Company's recorded liabilities for future annuity and contract benefits:

                                                             Mortality/
                                             Withdrawal       Morbidity      Interest Rate           December 31,
                                                                                                     ------------
                                             Assumption      Assumption       Assumption          1999         1998
                                             ----------      ----------       ----------          ----         ----
Investment contracts                            N/A              N/A             N/A             $21,250     $19,256

Limited-payment contracts                       None             (a)          3.3% -11.3%          9,643       8,981

Traditional life insurance                    Company
  contracts                                  experience          (b)          5.5%-7.5%            1,896       1,764


Universal life-type contracts                   N/A              N/A             N/A               4,485       4,386

Accident and health                           Company                       7.5% grading to
                                             experience          (c)             5.5%                131          90

Long-term care                                Company
                                             experience          (d)          4.5%-7.0%            2,234       1,795
                                                                                                ---------------------
Total future annuity and
  contract benefits                                                                              $39,639     $36,272
                                                                                                =====================

_____________

(a) Either the United States Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuitant Mortality Table.

(b) Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables or 1958 and 1980 Commissioner's Standard Ordinary Tables.

(c) The 1958 and 1980 Commissioner's Standard Ordinary Tables, 1964 modified and 1987 Commissioner's Disability Tables and Company experience.

(d) The 1983 Individual Annuitant Mortality Table or 1980 Commissioner's Standard Ordinary Table and the 1985 National Nursing Home Study and Company experience.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)



(8) Liability for Policy and Contract Claims

       Changes in the liability for policy and contract claims for the years ended December 31 are summarized as follows:

                                                         1999          1998          1997
                                                         ----          ----          ----
Balance at January 1                                    $ 1,697       $ 1,521       $   879
Less reinsurance recoverables                              (221)         (130)          (73)
                                                       -------------------------------------
   Net balance at January 1                               1,476         1,391           806
                                                       -------------------------------------

Balances from Acquisitions                                  154           ---           523

Incurred related to insured events of:
 Current year                                             1,932         1,731         1,173
 Prior years                                                (27)          (51)           57
                                                       -------------------------------------
   Total incurred                                         1,905         1,680         1,230
                                                       -------------------------------------
Paid related to insured events of:
 Current year                                            (1,049)         (947)         (750)
 Prior years                                               (829)         (651)         (418)
                                                       -------------------------------------
   Total paid                                            (1,878)       (1,598)       (1,168)
                                                       -------------------------------------
Foreign currency translation                                  6             3           ---
                                                       -------------------------------------
Net balance at December 31                                1,663         1,476         1,391
Add reinsurance recoverables                                223           221           130
                                                       -------------------------------------
   Balance at December 31                               $ 1,886       $ 1,697       $ 1,521
                                                       =====================================

(9) Borrowings

       (a) Long-Term Debt

       The Company has an unsecured senior long-term note outstanding in the amount of $175, at 6.625%, due August 2003. The senior note indenture contains certain covenants that, among other things, limit the Company's ability to dispose of, or allow liens to be placed against, the capital stock of First Colony. Interest expense in each of the years ended December 31, 1999, 1998 and 1997 was $12.

           GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)

     In connection with GE Edison's March 1998 transaction with Toho (see
Note 2--Acquisitions), a subsidiary of the Company entered into certain long-term note agreements in the amount of (Yen)6.5 billion ($63 and $56 at December 31, 1999 and 1998, respectively), at 2.25%, due April 2008. In addition, a subsidiary of the Company entered into similar long-term note agreements, having the same interest rate and maturity, in the amount of (Yen)3.5 billion ($27 at December 31, 1999 and 1998), with certain affiliates of the Company. A guarantee fee of 0.50%, relating to the above long-term notes, is being paid annually to GE Capital as guarantor.

    Additional financing for the March 1998 GE Edison transaction was obtained by the issuance of a long-term note of the Company to GE Capital. The long-term note in the amount of (Yen)57.25 billion ($440 at December 31, 1999 and 1998), matures in March 2008 and bears interest at a floating rate based on a spread above the three month Japanese Yen London Inter-Bank Offered Rate (JPY LIBOR), or a total of 0.89% and 0.93% at December 31, 1999 and 1998, respectively.

     (b) Short-Term Borrowings

     Short-term borrowings includes commercial paper issued of $987 and $1,004, net of discount of $10 and $8 at December 31, 1999 and 1998, respectively, with an average interest rate of 5.91% at December 31, 1999.

     The Company has a line of credit with GE Capital that has an aggregate borrowing line of $1,436, of which a maximum of $497 and $446 was used during the years 1999 and 1998, respectively. At December 31, 1999 and 1998, the balance outstanding was $49 and $326, respectively.

     In connection with the acquisition of Colonial Penn in 1997, the Company entered into an additional line of credit with GE Capital, with an aggregate borrowing line of $1,015. A maximum of $580 was used during 1998. This line of credit was cancelled upon repayment in 1998.

     Interest rates are managed by the Company in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. Interest rate swaps are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

     At December 31, 1999, interest rate swaps maturities with a notional amount of $1,194 ranged from 2002 to 2012, and average interest rates for these "synthetic" fixed-rate borrowings were 4.80% (4.92% at December 31, 1998). These swaps were employed to achieve a synthetic fixed rate on certain floating rate borrowings in connection with the acquisition of Colonial Penn and initiation of operations at GE Edison, including commercial paper, and the long term note with GE Capital. The average floating interest rate for these borrowings was 3.90% as of December 31, 1999 (3.61% at December 31, 1998).

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


       The following table shows the Company's borrowing positions at December 31 considering the effects of swaps.

Effective borrowings (including swaps)                        1999     1998
                                                              ----     ----
Short-term                                                   $  328   $  622
Long-term (including current portion) - fixed rate (a)        1,413    1,406

____________
(a) Includes the notional amount of long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

(10) Income Taxes

       The total provision for income taxes for the years ended December 31 consisted of the following components:

                                                               1999        1998       1997
                                                               ----        ----       ----
Current federal income tax provision                           $ 130      $ 245       $ 250
Deferred federal income tax provision                            127         53           8
                                                              ------------------------------
   Subtotal -- federal provision                                 257        298         258
                                                              ------------------------------
Current state income tax provision (benefit)                     (10)         5           4
Deferred state income tax provision (benefit)                      1        ---          (1)
                                                              ------------------------------
   Subtotal -- state provision (benefit)                          (9)         5           3
                                                              ------------------------------
Foreign income tax benefit                                       ---         (2)        ---
                                                              ------------------------------
   Total income tax provision                                  $ 248      $ 301       $ 261
                                                              ==============================

       The reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                                               1999      1998       1997
                                                               ---       ----       ----
Statutory U.S. federal income tax rate                         35.0%     35.0%      35.0%
State income tax, net of federal income tax effect             (0.7)      0.4        0.3
Non-deductible goodwill amortization                            1.5       1.6        1.9
Sale of minority interest                                      (6.1)      ---        ---
Other, net                                                     (1.0)      1.0        0.8
                                                             -----------------------------
   Effective rate                                              28.7%     38.0%      38.0%
                                                             =============================

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


  The components of the net deferred income tax asset (liability) at December 31 are as follows:

                                                                  1999           1998
                                                                  ----           ----
Assets:
Net unrealized losses on investment securities                   $  588        $   ---
Future annuity and contract benefits                                977          1,129
Guaranty association assessments                                      7             43
Net operating loss carryforwards                                    208             36
Other                                                                12             58
                                                                ------------------------
   Total deferred income tax assets                               1,792          1,266
                                                                ------------------------

Liabilities:
Net unrealized gains on investment securities                       ---           (382)
Investments                                                        (201)          (262)
Present value of future profits                                    (349)          (421)
Deferred acquisition costs                                         (429)          (224)
Other                                                               ---            (32)
                                                                ------------------------
   Total deferred income tax liabilities                           (979)        (1,321)
                                                                ------------------------
   Net deferred income tax asset (liability)                     $  813        $   (55)
                                                                ========================

       Based on an analysis of the Company's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income enabling the Company to realize remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

       The Company paid $371, $188 and $270, for federal and state income taxes during the years 1999, 1998 and 1997, respectively.

(11) Related Party Transactions

       At December 31, 1999 and 1998, fixed maturities included a note receivable from GE Capital with a balance of $175. This note bears interest at 6.625% and matures in August 2003.

       The Company also invests in certain short-term notes issued by GE Capital. These investments yield market rates. Interest earned on these notes was $1, $3 and $2 for the years ended December 31, 1999, 1998 and 1997, respectively. Short-term investments include $63 and $15 of these securities at December 31, 1999 and 1998, respectively.

       During 1999, 1998 and 1997, the Company paid $23, $15 and $14, respectively, to GE Capital for certain computer services fees.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


(12) Guaranty Association Assessments

       The Company's insurance subsidiaries are required by law to participate in the guaranty associations of the various states in which they do business. The state guaranty associations ensure payment of guaranteed benefits, with certain restrictions, to policyholders of impaired or insolvent insurance companies by assessing all other companies involved in similar lines of business.

       There are currently several unrelated insurance companies which had substantial amounts of annuity and insurance business in the process of liquidation or rehabilitation. The Company's insurance subsidiaries paid assessments of $2, $12 and $14 to various state guaranty associations during the years 1999, 1998 and 1997, respectively.

       The American Institute of Certified Public Accountants has issued Statement of Position (SOP) No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP provides guidance on accounting by insurance and other enterprises for guaranty-fund and certain other insurance related assessments. The SOP requires enterprises to recognize
(1) a liability for assessments when (a) an assessment has been asserted or information available prior to issuance of the financial statements indicates it is probable that an assessment will be asserted, (b) the underlying cause of the asserted or probable assessment has occurred on or before the date of the financial statements, and (c) the amount of the loss can be reasonably estimated and (2) an asset for an amount when it is probable that a paid or accrued assessment will result in an amount that is recoverable from premium tax offsets or policy surcharges from in-force policies.

       Effective January 1, 1999, the Company adopted SOP No. 97-3 and has reported the effect of this adoption as a cumulative effect of a change in accounting principle, which served to increase 1999 net income by $25 (net of income taxes of $14).

(13) Litigation

       The Company and certain of its subsidiaries are defendants in various cases of litigation considered to be in the normal course of business. The Company believes that the outcome of such litigation will not have a material effect on its financial position or results of operations.

(14) Fair Value of Financial Instruments

       The Company's derivative financial instruments at December 31, 1999, consisted of mortgage loan commitments of $156, European style call options of $97, interest rate floors of $37 and various swap options of $6. The notional value of the European style call options at December 31, 1999 was $299 and the options expire from January 2000 to April 2009. The options are used to hedge market risk associated with the Company's S&P 500 indexed annuity product. The notional value of the interest rate floors at December 31, 1999 was $6,100 and the floors have expiration dates from September 2002 to October 2003. The notional value of the swap options at December 31, 1999 was $1,600 and they expire in December 2008.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


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

     Financial instruments that, as a matter of accounting policy, are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosures. Such items include fixed maturities, equity securities and certain other invested assets. The carrying value of policy loans, short-term investments, certain other invested assets, short-term borrowings and long-term debt approximates fair value at December 31, 1999 and 1998, respectively.

     At December 31, the carrying amounts and fair values of the Company's financial instruments were as follows:

                                                 1999                     1998
                                                 ----                     ----
                                        Carrying      Fair       Carrying      Fair
Financial Instruments                    Amount      Value        Amount      Value
---------------------                    ------      -----        ------      -----
Mortgage loans                           $ 3,414     $ 3,309      $ 2,960     $ 3,172
Investment contracts                      21,250      20,746       19,256      19,176
European style call options                   97          97           71          71
Interest rate floors                          37           3           46          46
Swap options                                   6          26           12           4

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

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


(15) Restrictions on Dividends

      Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends in excess of the prescribed limits or the Company's earned surplus require formal state insurance commission approval. Based on statutory results as of December 31, 1999, the Company is able to receive $248 in dividends in 2000 without obtaining regulatory approval.

      The Company received $259 and $120 of cash dividends from its subsidiaries during 1999 and 1998, respectively. The Company paid $155 and $120 of cash dividends to its parent, GE Capital, during 1999 and 1998, respectively.

(16) Supplementary Financial Data

      The Company's insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (NAIC) that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from GAAP in several respects, causing differences in reported net income and shareholder's interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. The Company's insurance subsidiaries have no significant permitted accounting practices.

      Combined statutory net income for the Company's U.S. domiciled insurance subsidiaries for the years ended December 31, 1999, 1998 and 1997 was $291, $431 and $412, respectively. The combined statutory capital and surplus as of December 31, 1999 and 1998 was $3,179 and $3,268, respectively.

      The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with:
(i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk . The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, the Company periodically monitors the RBC level of each of its insurance subsidiaries. At December 31, 1999 and 1998, each of the Company's insurance subsidiaries exceeded the minimum required RBC levels.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


(17) Operating and Geographic Segments

       (a) Operating Segment Information

       The Company conducts its operations through two business segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, and (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide consumer club membership opportunities. See Note (1)(c) for further discussion of the Company's principal product lines within these two segments.

       The following is a summary of industry segment activity for 1999, 1998 and 1997:

1999 -- Segment Data
--------------------

                                                                         Wealth         Lifestyle
                                                                     Accumulation &    Protection &
                                                                        Transfer        Enhancement   Consolidated
                                                                        --------        -----------   ------------
Net investment income                                                    $ 2,773           $  350        $ 3,123
Net realized investment gains                                                149               16            165
Premiums                                                                   1,658            1,884          3,542
Other revenues                                                               483              239            722
                                                                    ---------------------------------------------
     Total revenues                                                        5,063            2,489          7,552
                                                                    ---------------------------------------------
Interest credited, benefits, and other changes
   in policy reserves                                                      3,426            1,394          4,820
Commissions                                                                  506              352            858
Amortization of intangibles                                                  212              128            340
Other operating costs and expenses, net                                      142              527            669
                                                                    ---------------------------------------------
     Total benefits and expenses                                           4,286            2,401          6,687
                                                                    ---------------------------------------------
     Income before income taxes, minority interest and
           cumulative effect of accounting change                        $   777           $   88        $   865
                                                                    =============================================
Total assets                                                             $57,302           $7,304        $64,606
                                                                    =============================================

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


1998 -- Segment Data
--------------------

                                                                         Wealth         Lifestyle
                                                                     Accumulation &    Protection &
                                                                        Transfer        Enhancement   Consolidated
                                                                        --------        -----------   ------------
Net investment income                                                   $ 2,631            $  265         $ 2,896
Net realized investment gains                                               116               ---             116
Premiums                                                                  1,557             1,650           3,207
Other revenues                                                              395                58             453
                                                                    ----------------------------------------------
     Total revenues                                                       4,699             1,973           6,672
                                                                    ----------------------------------------------
Interest credited, benefits, and other changes
   in policy reserves                                                     3,300             1,189           4,489
Commissions                                                                 283               258             541
Amortization of intangibles                                                 205                81             286
Other operating costs and expenses, net                                     242               321             563
                                                                    ----------------------------------------------
     Total benefits and expenses                                          4,030             1,849           5,879
                                                                    ----------------------------------------------
     Income before income taxes, minority interest and
           cumulative effect of accounting change                       $   669            $  124         $   793
                                                                    ==============================================
Total assets                                                            $50,269            $6,458         $56,727
                                                                    ==============================================


1997 -- Segment Data
--------------------

                                                                         Wealth         Lifestyle
                                                                     Accumulation &    Protection &
                                                                        Transfer        Enhancement   Consolidated
                                                                        --------        -----------   ------------
Net investment income                                                   $ 2,578           $  177         $ 2,755
Net realized investment gains                                                77              ---              77
Premiums                                                                  1,192            1,122           2,314
Other revenues                                                              411               10             421
                                                                    ----------------------------------------------
     Total revenues                                                       4,258            1,309           5,567
                                                                    ----------------------------------------------
Interest credited, benefits and other changes
   in policy reserves                                                     3,001              772           3,773
Commissions                                                                 305              254             559
Amortization of intangibles                                                 213               63             276
Other operating costs and expenses, net                                     150              123             273
                                                                    ----------------------------------------------
     Total benefits and expenses                                          3,669            1,212           4,881
                                                                    ----------------------------------------------
     Income before income taxes, minority interest and
           cumulative effect of accounting change                       $   589           $   97         $   686
                                                                    ==============================================
Total assets                                                            $44,891           $6,201         $51,092
                                                                    ==============================================

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)



     (b)  Geographic Segment Information

     The Company conducts its operations primarily in two geographic regions:
(1) North America and (2) Asia. See Note (1)(c) for further discussion of the Company's principal product lines distributed in these two segments.

     The following is a summary of geographic region activity for 1999 and 1998.

1999                                                        North America       Asia      Consolidated
----                                                        -------------       ----      ------------
Total revenues                                                  $ 7,139        $  413        $ 7,552
Income (loss) before income taxes, minority interest
  and cumulative effect of accounting change                        874            (9)           865
Total assets                                                     61,506         3,100         64,606

1998                                                        North America       Asia      Consolidated
----                                                        -------------       ----      ------------

Total revenues                                                  $ 6,437        $  235        $ 6,672
Income (loss) before income taxes, minority interest
  and cumulative effect of accounting change                        802            (9)           793
Total assets                                                     54,776         1,951         56,727

     Prior to 1998, the Company's operations were entirely within the North American geographic region.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 1999, 1998 and 1997
                         (Dollars amounts in millions)


(18) Subsequent Event

       Effective March 1, 2000, GE Edison acquired, by means of a comprehensive transfer in accordance with the Insurance Business Law of Japan (IBL), the insurance policies and related assets of Toho. GE Edison assumed approximately $22,700 of policyholder liabilities and $20,500 of cash and invested assets, the difference between such amounts being attributable to the present value of future profits on the transferred insurance policies. Toho, which continues to exist as a separate and independent entity, will liquidate its remaining assets and liabilities following the comprehensive transfer. Such liquidation will have no impact on the Company's financial position or operations.

       GE Edison had previously acquired Toho's operating infrastructure in March 1998. See Note 2 - Acquisitions. In June 1999, the Financial Supervisory Agency (FSA) of Japan determined that Toho's continued operation was not in the best interests of its policyholders given its weak financial position. As a result, the FSA issued a partial business suspension order to Toho on June 4, 1999. In connection with such suspension order, the FSA appointed two independent individuals from the Japanese insurance industry and the Life Insurance Association of Japan as administrators of Toho (collectively, the Administrator).

        Under the IBL, the sole means for rehabilitating an insolvent insurer is through a comprehensive transfer of the insurer's insurance policies and assets to a rescuing company. On December 22, 1999, the Administrator entered into an agreement with GE Edison, acting as the rescuing company, for the comprehensive transfer of Toho's insurance policies. In conjunction with the comprehensive transfer, the Administrator restructured Toho's in-force insurance contracts. The restructured insurance contracts have surrender charges, reduced benefits and lower policy guarantees. As an inducement for GE Edison to become the rescuing company, Japan's Policyholder Protection Corporation contributed approximately $3,600 as part of the assets supporting Toho's restructured policies. In December 1999, in connection with the comprehensive transfer, the Company acquired the common stock of GE Edison held by Toho. Consequently, GE Edison has become an indirect wholly-owned subsidiary of the Company. In addition, the Company's remaining contingent obligations relating to the March 1998 purchase of Toho's operating infrastructure (see Note 2 - Acquisitions) have been terminated in connection with the comprehensive transfer and the preferred stock previously issued to Toho by a subsidiary of the Company was transferred to GE Edison.

        The Company will account for the comprehensive transfer under the purchase method of accounting in 2000.

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors
GE Financial Assurance Holdings, Inc.:

     Under date of January 21, 2000, except for note 18 which is as of March 1, 2000, we reported on the consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 1999, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for insurance-related assessments in 1999.

                                 /s/ KPMG LLP



Richmond, Virginia
January 21, 2000, except for note 18 which is as of March 1, 2000

                                                                     Schedule II

                     GE FINANCIAL ASSURANCE HOLDINGS, INC.

                 Condensed Financial Information of Registrant

                               (Parent Company)

                                Balance Sheets

            (Dollar amounts in millions, except per share amounts)

                                                                          December 31,
Assets:                                                              1999             1998
                                                                   --------         --------
   Investment in subsidiaries                                      $  8,316         $  8,705
   Cash and cash equivalents                                            211                -
   Other assets                                                         137              472
                                                                   --------         --------
           Total assets                                            $  8,664         $  9,177
                                                                   ========         ========

Liabilities and Shareholder's Interest:

Liabilities:

   Short-term borrowings                                           $  1,036         $  1,330
   Accounts payable and accrued expenses                                472              392
                                                                   --------         --------
           Total liabilities                                          1,508            1,722
                                                                   --------         --------
Shareholder's interest:

   Net unrealized investment gains (losses)                          (1,079)             713
   Foreign currency translation adjustments                             220               73
                                                                   --------         --------
   Accumulated non-owner changes in equity                             (859)             786
   Common stock ($1 par value, 1,000 authorized,
     1,000 shares issued and outstanding)                                 -                -
   Additional paid-in capital                                         6,320            5,435
   Retained earnings                                                  1,695            1,234
                                                                   --------         --------
           Total shareholder's interest                               7,156            7,455
                                                                   --------         --------
           Total liabilities and shareholder's interest            $  8,664         $  9,177
                                                                   ========         ========


    See accompanying note to condensed financial information of registrant.

                                                                     Schedule II

                     GE FINANCIAL ASSURANCE HOLDINGS, INC.

           Condensed Financial Information of Registrant (continued)

                               (Parent Company)

                             Statements of Income

                         (Dollar amounts in millions)

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                               1999             1998             1997
                                                             --------         --------         --------
Revenues:

   Equity in undistributed earnings of subsidiaries          $    362         $    429         $    448
   Net investment income                                          316              133                2
                                                             --------         --------         --------
       Total revenues                                             678              562              450
                                                             --------         --------         --------

Benefits and expenses:

   General expenses                                                93               39               29
   Interest expense                                                62               63               11
                                                             --------         --------         --------
       Total benefits and expenses                                155              102               40
                                                             --------         --------         --------

       Income before income taxes                                 523              460              410

Income tax benefit                                                115               32               15
                                                             --------         --------         --------
       Net income                                            $    638         $    492         $    425
                                                             ========         ========         ========


    See accompanying note to condensed financial information of registrant.

                                                                     Schedule II
                      GE FINANCIAL ASSURANCE HOLDINGS, INC.

           Condensed Financial Information of Registrant (continued)

                                (Parent Company)

                            Statements of Cash Flows

                          (Dollar amounts in millions)

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                   1999          1998          1997
                                                                   ----          ----          ----
Cash flows from operating activities:
   Net income                                                     $  638        $  492        $  425
                                                                  ------        ------        ------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiaries              (362)         (429)         (448)
      Decrease (increase) in other assets                            335          (356)         (116)
      Increase (decrease) in accounts payable and accrued
         expenses                                                     80           340           (21)
                                                                  ------        ------        ------
                Total adjustments                                     53          (445)         (585)
                                                                  ------        ------        ------
                Net cash provided by (used in) operating
                  activities                                         691            47          (160)
                                                                  ------        ------        ------
Cash flows from investing activities:
   Acquisitions, net of cash acquired                                (31)          (95)       (1,074)
                                                                  ------        ------        ------
                Net cash used in investing
                    activities                                       (31)          (95)       (1,074)
                                                                  ------        ------        ------
Cash flows from financing activities:
   Net commercial paper borrowings (repayments)                      (17)          568           436
   Proceeds from short-term borrowings                             2,639         3,303         1,968
   Payments on short-term borrowings                              (2,916)       (3,703)       (1,242)
   Dividend paid to shareholder                                     (155)         (120)            -
                                                                  ------        ------        ------
                Net cash provided by (used in) financing
                    activities                                      (449)           48         1,162
                                                                  ------        ------        ------
                Net increase (decrease) in cash and
                    cash equivalents                                 211             -           (72)
Cash and cash equivalents at beginning of year                         -             -            72
                                                                  ------        ------        ------
Cash and cash equivalents at end of year                          $  211        $    -        $    -
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

                                                                     Schedule II

                     GE FINANCIAL ASSURANCE HOLDINGS, INC.

             Note to Condensed Financial Information of Registrant
                               (Parent Company)


(1) Basis of Presentation

      All of the outstanding common stock of GE Financial Assurance Holdings, Inc. (GE Financial Assurance) is owned by General Electric Capital Corporation (GE Capital), a wholly-owned subsidiary of General Electric Capital Services, Inc., which in turn is wholly-owned, directly or indirectly, by General Electric Company.

      GE Financial Assurance's primary asset is its 100% investment in the common stock of GNA Corporation. GNA Corporation owns 100% of the common stock of various other life and non-life insurance companies.

      The notes to the GE Financial Assurance Holdings, Inc. and subsidiaries consolidated financial statements are an integral part of this schedule.

                                                                    Schedule III

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      Supplemental Insurance Information

                         (Dollar amounts in millions)

                                                               Future Annuity
                                                                and Contract
                                             Deferred      Benefits and Liability                     Other
                                            Acquisition        for Policy and        Unearned     Policyholder    Premium
Segment                                        Costs          Contract Claims        Premiums      Liabilities    Revenue
-------                                     -----------    ----------------------    --------     ------------    -------
December 31, 1999:

  Wealth Accumulation and Transfer             $ 1,630             $ 37,534           $   191         $  578      $ 1,658
  Lifestyle Protection and Enhancement             677                3,991               651             48        1,884
                                               -------             --------           -------         ------      -------
         Total                                 $ 2,307             $ 41,525           $   842         $  626      $ 3,542
                                               =======             ========           =======         ======      =======

December 31, 1998:

  Wealth Accumulation and Transfer             $   874             $ 34,723           $   212         $  542      $ 1,557
  Lifestyle Protection and Enhancement             444                3,246               754             28        1,650
                                               -------             --------           -------         ------      -------
         Total                                 $ 1,318             $ 37,969           $   966         $  570      $ 3,207
                                               =======             ========           =======         ======      =======

December 31, 1997:

  Wealth Accumulation and Transfer             $   547             $ 32,801           $    38         $  450      $ 1,192
  Lifestyle Protection and Enhancement             316                2,978             1,083             30        1,122
                                               -------             --------           -------         ------      -------
         Total                                 $   863             $ 35,779           $ 1,121         $  480      $ 2,314
                                               =======             ========           =======         ======      =======

                                                                                     Change in
                                                Net             Benefits and         Deferred         Other
                                            Investment        Other Changes in      Acquisition     Operating     Premiums
Segment                                       Income          Policy Reserves        Costs, Net     Expenses      Written
-------                                     -----------    ----------------------   ------------  ------------    -------
December 31, 1999:

  Wealth Accumulation and Transfer             $ 2,773             $  2,128            $  (536)      $  1,394     $  1,658
  Lifestyle Protection and Enhancement             350                1,394               (238)         1,247        1,942
                                               -------             --------            -------       --------     --------
         Total                                 $ 3,123             $  3,522            $  (774)      $  2,641     $  3,600
                                               =======             ========            =======       ========     ========

December 31, 1998:

  Wealth Accumulation and Transfer             $ 2,631             $  2,040            $  (303)      $  1,033     $  1,557
  Lifestyle Protection and Enhancement             265                1,189               (143)           803        1,685
                                               -------             --------            -------       --------     --------
         Total                                 $ 2,896             $  3,229            $  (446)      $  1,836     $  3,242
                                               =======             ========            =======       ========     ========

December 31, 1997:

  Wealth Accumulation and Transfer             $ 2,578             $  1,720            $  (306)       $   974     $  1,192
  Lifestyle Protection and Enhancement             177                  772               (129)           569        1,142
                                               -------             --------            -------       --------     --------
         Total                                 $ 2,755             $  2,492            $  (435)      $  1,543     $  2,334
                                               =======             ========            =======       ========     ========

Item 9.  Disagreements with Accountants on Accounting and Financial Disclosures.

     None

PART III


Item 10. Directors and Executive Officers of the Registrant.

     Information omitted in accordance with General Instruction I (2)(c).


Item 11. Executive Compensation.

     Information omitted in accordance with General Instruction I (2)(c).


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information omitted in accordance with General Instruction I (2)(c).


Item 13. Certain Relationships and Related Transactions.

     Information omitted in accordance with General Instruction I (2)(c).


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.   Financial Statements

          Included in Part II of this report:
            Independent Auditors' Report
            Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1999
            Consolidated Statements of Shareholder's Interest for each of the years in the three-year period ended December 31, 1999
            Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999
            Notes to Consolidated Financial Statements

(a)  2.   Financial Statement Schedules

          Independent Auditors' Report
          Schedule II.   Condensed Financial Information of Registrant.
          Schedule III.  Supplemental Insurance Information

          All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a)  3.   Exhibit Index

          The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

Exhibit
Number                             Description
------                             -----------

 2.1      AGREEMENT ON THE TRANSFER OF INSURANCE CONTRACTS, ETC.

          (English translation of the agreement executed on December 22, 1999 by and between Toho Mutual Life Insurance Company and GE Edison Life Insurance Company).

          Incorporated by reference to the Company's Current Report on Form 8-K filed March 16, 2000 (Commission File No. 0-23375).

          The Registrant agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of any schedules and exhibits to the foregoing exhibits that are not filed herewith in accordance with Item 601(b)(2) of Regulation S-K.

 3.1      Articles of Incorporation of the Company, and all amendments thereto.

          Incorporated by reference to the Company's Form 10 filed November 13, 1997 (Commission File No. 0-23375).

 3.2      By-Laws of the Company, as amended and currently in effect.

          Incorporated by reference to the Company's Form 10 filed November 13, 1997 (Commission File No. 0-23375).

 12.1     Computation of ratio of earnings to fixed charges.

 21.1     Subsidiaries of the Company.

          Information omitted in accordance with General Instruction I (2)(b).

 23.1     Consent of KPMG LLP.

 27.1     Financial Data Schedule (filed electronically herewith).

(b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, dated March 16, 2000, reporting (under Item 2 thereof) the comprehensive transfer of the insurance policies and related assets of Toho Mutual Life Insurance Company to GE Edison Life Insurance Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GE Financial Assurance Holdings, Inc.


March 21, 2000                     By   /s/ Richard G. Fucci
                                        --------------------
                                        Richard G. Fucci
                                        Vice President and Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                     Title                        Date
          ---------                     -----                        ----

/s/ Michael D. Fraizer         Chairman, President and           March 21, 2000
--------------------------
    (Michael D. Fraizer)       Chief Executive Officer
                               (Principal Executive Officer)


/s/ Thomas W. Casey            Senior Vice President and         March 21, 2000
--------------------------
    (Thomas W. Casey)          Chief Financial Officer
                               (Principal Financial Officer)


/s/ Richard G. Fucci           Vice President and Controller     March 21, 2000
--------------------------
    (Richard G. Fucci)         (Principal Accounting Officer)


/s/ Leon E. Roday              Director, Senior Vice President   March 21, 2000
--------------------------
     (Leon E. Roday)           General Counsel and Secretary


/s/ Geoffrey S. Stiff          Director and Senior Vice          March 21, 2000
--------------------------     President
  (Geoffrey S. Stiff)