Form 10-Q
period 2000-03-31
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2000-05-15
CIK 1049537

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                 ---------------------------------------------

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2000
                                                -------------

                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ____________ to    _____________

                    ----------------------------------------
                         Commission file number 0-23375
                    ----------------------------------------

                     GE Financial Assurance Holdings, Inc.
                     -------------------------------------
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

                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----

At May 15, 1999, 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS



                                                                                                     Page
PART I - FINANCIAL INFORMATION.
Item 1.   Financial Statements..............................................................            1

Item 2.  Management's Discussion and Analysis of Results of Operations......................            6

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges.............................            8


PART II - OTHER INFORMATION.

Item 6.   Exhibits and Reports on Form 8-K..................................................            9

Signatures..................................................................................           10

Index to Exhibits...........................................................................           11

                        PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                  (Unaudited)

                                                                                      Three Months Ended
                                                                           --------------------------------------
(In millions)                                                                  April 1,               March 27,
                                                                                2000                    1999
                                                                           --------------         ---------------
Revenues:
  Premiums                                                                 $        1,229         $           839
  Net investment income                                                               854                     748
  Net realized investment gains                                                        21                      16
  Policy fees and other income                                                        266                     120
                                                                           --------------         ---------------
           Total revenues                                                           2,370                   1,723
                                                                           --------------         ---------------

Benefits and expenses:
  Benefits and other changes in policy reserves                                       995                     849
  Interest credited                                                                   341                     314
  Commissions                                                                         325                     159
  General expenses                                                                    560                     260
  Amortization of intangibles, net                                                    198                      65
  Change in deferred acquisition costs, net                                          (331)                   (136)
  Interest expense                                                                     27                      23
                                                                           --------------         ---------------
   Total benefits and expenses                                                      2,115                   1,534
                                                                           --------------         ---------------

Earnings before income taxes, minority interest and
 cumulative effect of accounting change                                               255                     189
Provision for income taxes                                                             94                      72
                                                                           --------------         ---------------
Earnings before minority interest and cumulative
 effect of accounting change                                                          161                     117
Minority interest                                                                       1                     ---
                                                                           --------------         ---------------
Earnings before cumulative effect of accounting change                                160                     117
Cumulative effect of accounting change, net of tax                                    ---                      25
                                                                           --------------         ---------------
Net earnings                                                                          160                     142
Retained earnings at beginning of period                                            1,695                   1,234
                                                                           --------------         ---------------
Retained earnings at end of period                                         $        1,855         $         1,376
                                                                           ==============         ===============

See Notes to Condensed, Consolidated Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

            Condensed, Consolidated Statement of Financial Position

                                                                              April 1,                December 31,
(In millions)                                                                   2000                      1999
                                                                      ---------------------     ---------------------
Assets                                                                      (Unaudited)
Investments:
 Fixed maturities available-for-sale, at fair value                                 $39,513                   $36,932
 Mortgage loans, net of valuation allowance                                           8,222                     3,414
 Policy loans                                                                         1,634                       945
 Short-term investments                                                               9,689                       267
 Other invested assets                                                                1,455                       997
                                                                                   --------                  --------
  Total investments                                                                  60,513                    42,555

Cash                                                                                  2,353                       265
Accrued investment income                                                               936                       961
Deferred acquisition costs                                                            2,625                     2,307
Intangible assets                                                                     5,560                     4,345
Reinsurance recoverable                                                               1,384                     1,537
Other assets                                                                          2,175                     3,328
Separate account assets                                                              10,854                     9,308
                                                                                   --------                  --------
     Total assets                                                                   $86,400                   $64,606
                                                                                   ========                  ========


Liabilities and Shareholder's Interest
Liabilities:
Future annuity and contract benefits                                                $60,086                   $39,639
Unearned premiums                                                                       814                       842
Liability for policy and contract claims                                              2,043                     1,886
Other policyholder liabilities                                                          613                       626
Accounts payable and accrued expenses                                                 2,229                     2,933
Short-term borrowings                                                                 1,699                     1,036
Separate account liabilities                                                         10,854                     9,308
Long-term debt                                                                          703                       705
                                                                                   --------                  --------
     Total liabilities                                                               79,041                    56,975

Minority interest                                                                        37                       475

Shareholder's interest:
Net unrealized investment losses                                                       (977)                   (1,079)
Foreign currency translation adjustments                                                124                       220
                                                                                   --------                  --------
Accumulated non-owner changes in equity                                                (853)                     (859)
Common stock                                                                            ---                       ---
Additional paid-in capital                                                            6,320                     6,320
Retained earnings                                                                     1,855                     1,695
                                                                                   --------                  --------
     Total shareholder's interest                                                     7,322                     7,156
                                                                                   --------                  --------

     Total liabilities and shareholder's interest                                   $86,400                   $64,606
                                                                                   ========                   =======


See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                Condensed, Consolidated Statement of Cash Flows

                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                     April 1,                 March 27,
(In millions)                                                                          2000                      1999
                                                                           ---------------------     ---------------------
Cash Flows From Operating Activities
Net earnings                                                                        $   160                   $   142
Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
   Increase (decrease) in future policy benefits                                     (1,050)                      299
   Cumulative effect of accounting change, net of tax                                   ---                       (25)
   Decrease in other assets                                                           1,105                       106
   Decrease in accounts payable and accrued expenses                                   (373)                     (209)
   Increase in deferred acquisition costs                                              (331)                     (136)
   Other - net                                                                           (7)                       72
                                                                                   --------                  --------
     Net cash provided by (used in) operating activities                               (496)                      249
                                                                                   --------                  --------


Cash Flows From Investing Activities
 Proceeds from investment securities and other invested assets                        1,595                     1,375
 Principal collected on mortgage and policy loans                                       155                       129
 Purchases of investment securities and other invested assets                        (3,872)                   (1,685)
 Mortgage and policy loan originations                                                 (429)                     (326)
                                                                                   --------                  --------
      Net cash used in investing activities                                          (2,551)                     (507)
                                                                                   --------                  --------


Cash Flows From Financing Activities
 Proceeds from issuance of investment contracts                                       2,091                     1,330
 Redemption and benefit payments on investment contracts                             (1,441)                   (1,007)
 Net commercial paper borrowings                                                        616                         4
 Proceeds from other borrowings                                                         187                       306
 Payments on other borrowings                                                          (141)                     (469)
 Cash received upon assumption of Toho Mutual Life Insurance Company
  insurance liabilities                                                              13,177                       ---
                                                                                   --------                  --------
     Net cash provided by financing activities                                       14,489                       164
                                                                                   --------                  --------


Effect of Exchange Rate Changes on Cash                                                  68                         2

Increase (Decrease) in Cash and Equivalents                                          11,510                       (92)
Cash and Equivalents at Beginning of Period                                             532                       378
                                                                                   --------                  --------
Cash and Equivalents at End of Period                                               $12,042                   $   286
                                                                                   ========                  ========

See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES Notes to Condensed, Consolidated Financial Statements
                                  (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements represent GE Financial Assurance Holdings, Inc. and its consolidated subsidiaries (collectively, the Company). All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3. A summary of changes in shareholder's interest that do not result directly from transactions with the share owner follows:

                                                                                      Three Months Ended
                                                                      ---------------------------------------------------
(In millions)                                                              April 1, 2000             March 27, 1999
                                                                      ---------------------    --------------------------
 Net earnings                                                                   $160                     $ 142
 Unrealized gains (losses) on investment securities - net                        102                      (327)
 Foreign currency translation adjustments                                        (96)                       (5)
                                                                       --------------             -------------
 Total                                                                          $166                     $(190)
                                                                       ===============            =============

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

   The following is a summary of operating segment activity for the three month periods ended April 1, 2000 and March 27, 1999:

                                                                                        Three Months Ended
                                                                         ----------------------------------------------
(In millions)                                                                 April 1, 2000           March 27, 1999
                                                                         ---------------------    ---------------------
Revenues
   Wealth Accumulation and Transfer...................................                  $1,650                   $1,212
   Lifestyle Protection and Enhancement...............................                     720                      511
                                                                         ---------------------    ---------------------
       Total revenues.................................................                  $2,370                   $1,723
                                                                         =====================    =====================

   Earnings before income taxes, minority interest and cumulative effect of accounting change
   Wealth Accumulation and Transfer...................................                  $  252                   $  154
   Lifestyle Protection and Enhancement...............................                       3                       35
                                                                         ---------------------    ---------------------

       Total earnings before income taxes, minority interest and
        cumulative effect of accounting change........................                  $  255                   $  189
                                                                         =====================    =====================

   The following is a summary of assets by operating segment as of April 1, 2000 and December 31, 1999:

                                                                                April 1,             December 31,
(In millions)                                                                     2000                   1999
                                                                         ------------------       ------------------
   Assets
   Wealth Accumulation and Transfer...................................              $79,491                  $57,302
   Lifestyle Protection and Enhancement...............................                6,909                    7,304
                                                                         ------------------       ------------------
       Total assets...................................................              $86,400                  $64,606
                                                                         ==================       ==================

5. Effective March 1, 2000, GE Edison Life Insurance Company (GE Edison), a subsidiary of the Company, acquired, by means of a comprehensive transfer (the Transfer) in accordance with the Insurance Business Law of Japan (IBL), the insurance policies and related assets of Toho Mutual Life Insurance Company (Toho). GE Edison assumed approximately $21.5 billion of policyholder liabilities, $0.4 billion of accounts payable and accrued expenses, and $20.3 billion of cash, investments and other tangible assets. The difference between such amounts of $1.6 billion represents the present value of future profits (PVFP) on the transferred insurance policies. Assets acquired by GE Edison include approximately $0.5 billion of redeemable preferred stock and warrants issued by another of the Company's subsidiaries. The redeemable preferred stock and warrants have been eliminated in the accompanying Condensed, Consolidated Statement of Financial Position, and the corresponding amount eliminates the minority interest in the Company previously held by Toho. The Company has recorded the assets acquired and liabilities assumed based on their estimated fair values according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuations are finalized.

   As disclosed in Note 2 to the Company's Consolidated Financial Statements for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K, GE Edison had previously acquired Toho's operating infrastructure in March 1998. In June 1999, the Financial Supervisory Agency (FSA) of Japan determined that Toho's continued operation was not in the best interests of its policyholders given its weak financial position. As a result, the FSA issued a partial business suspension order to Toho on June 4, 1999. In connection with such suspension order, the FSA appointed two independent individuals from the Japanese insurance industry and the Life Insurance Association of Japan as administrators of Toho (collectively, the Administrator).

   Under the IBL, the sole means for rehabilitating an insolvent insurer is through a comprehensive transfer of the insurer's insurance policies and assets to a rescuing company. On December 22, 1999, the Administrator entered into an agreement with GE Edison, acting as the rescuing company, for the comprehensive transfer of Toho's insurance policies effective March 1, 2000. In conjunction with the Transfer, the Administrator restructured Toho's in-force insurance contracts. The restructured insurance contracts have surrender charges, reduced benefits and lower policy guarantees. As an inducement for GE Edison to become the rescuing company, Japan's Policyholder Protection Corporation contributed approximately $3.6 billion as part of the assets supporting Toho's restructured policies.

   The Company accounted for the Transfer under the purchase method of accounting and, accordingly, the results of operations of the restructured insurance contracts and related assets have been included in the Company's Condensed, Consolidated Statement of Current and Retained Earnings since the date of the Transfer. In connection with the Transfer, the Company terminated its former reinsurance arrangements with Toho. Certain amounts in the Condensed, Consolidated Statement of Current and Retained Earnings for the three months ended April 1, 2000 reflect the impact of terminating such reinsurance arrangements. The termination of the reinsurance arrangements did not have a significant effect on net earnings for the three months ended April 1, 2000.

6. On April 3, 2000, the Company acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Life Mutual Insurance Company for approximately $280 million, Phoenix American Life Insurance Company, based in Hartford, Connecticut, provides insurance to small companies.

7. On April 14, 2000, the Company signed a definitive agreement to underwrite and distribute long term care insurance through a long term, strategic alliance with Citigroup. Under the agreement, the Company will acquire 90% of the long term care insurance portfolio of Citigroup's Travelers Life & Annuity unit, as well as enter into a continuing marketing agreement with the distribution channels of both Citigroup and Travelers. Consummation of this transaction is subject to regulatory approval.

Item  2.  Management's Discussion and Analysis of Results of Operations.

Overview

Net earnings before cumulative effect of accounting change for the first three months of 2000 were $160 million, a $43 million, or 36.8%, increase over the first three months of 1999. This increase was driven largely by increased investment income and premiums earned due to the transfer of the insurance policies and related assets of Toho to GE Edison and growth in sales of certain existing products, partially offset by increased benefits and other changes in policy reserves as well as increased general expenses principally relating to recent acquisitions and the Company's core growth initiatives.


Operating Results

Net investment income increased $106 million, or 14.2%, to $854 million for the first three months of 2000 from $748 million for the first three months of 1999. The increase was primarily attributable to higher levels of average invested assets ($50.6 billion in first three months of 2000 vs. $41.2 billion in first three months of 1999) due to investments relating to the acquisition of certain assets of Toho and the acquisition of The Signature Group in July 1999 and growth in core invested assets, partially offset by a decrease in weighted average yields to 6.8% for the first three months of 2000 from 7.3% for the first three months of 1999.

Premiums increased $390 million, or 46.5%, to $1,229 million for the first three months of 2000 from $839 million for the first three months of 1999. $154 million of the increase is a result of the termination of the Toho reinsurance arrangements, as discussed in Note 5. The remaining increase primarily relates to the transfer of the insurance policies of Toho to GE Edison, the acquisition of The Signature Group in July 1999, the acquisition of Professional Insurance Company in March 1999 and growth in the Company's life, long-term care and accident and health businesses.

Policy fees and other income increased $146 million, or 121.7%, to $266 million in the first three months of 2000 from $120 million in the first three months of 1999. Other income is principally comprised of surrender fees, insurance charges made against universal life contracts, club membership revenues, fees assessed against policyholder account values and commission income. The increase in the first three months of 2000 was primarily due to club membership revenues associated with the acquisition of The Signature Group in July 1999.

Interest credited increased $27 million, or 8.6%, to $341 million in the first three months of 2000 from $314 million in the first three months of 1999. This increase was a result of the increase in the underlying reserves arising primarily from sales of annuity products. The increased sales resulted from higher crediting rates that the Company implemented in response to changes in market conditions and other factors.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty policies. These amounts increased $146 million, or 17.2%, to $995 million in the first three months of 2000 from $849 million in the first three months of 1999. $116 million of this increase results from the termination of the Toho reinsurance arrangements, as discussed in Note 5. The remaining increase primarily relates to the acquisition of The Signature Group in July 1999, the transfer of the insurance policies of Toho to GE Edison, the acquisition of Professional Insurance Company in March 1999 and growth in certain of the Company's life, long-term care and accident and health products.

Commission expenses increased $166 million, or 104.4%, to $325 million in the first three months of 2000 from $159 million in the first three months of 1999 primarily due to higher production on certain of the Company's life and annuity products, the acquisition of The Signature Group in July 1999, the acquisition of Professional Insurance Company in March 1999 and the termination of reinsurance arrangements with Toho (commissions formerly paid by Toho related to insurance ceded by GE Edison).

General expenses were $560 million for the first three months of 2000, an increase of $300 million or 115.4% over the first three months of 1999 expense of $260 million. $96 million of the increase results from the termination of the Toho reinsurance arrangements, as discussed in Note 5. The remaining increase primarily relates to the transfer of the insurance policies and related assets of Toho to GE Edison, the acquisition of The Signature Group in July 1999 and increases in compensation and other operating expenses in support of the Company's core growth initiatives.

Item  2.  Management's Discussion and Analysis of Results of Operations
(Continued).

Amortization of intangibles, net increased $133 million, or 204.6%, to $198 million for the first three months of 2000 from $65 million for the first three months of 1999. The Company's significant intangible assets consist of two components which both result from acquisition activities - the present value of future profits (PVFP), representing the estimated future gross profit in acquired insurance and annuity contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of PVFP increased approximately $126 million as a result of the transfer of the insurance policies and related assets of Toho to GE Edison and the acquisition of The Signature Group in July 1999. Amortization of goodwill increased approximately $7 million as a result of the acquisition of The Signature Group in July 1999.

Change in deferred acquisition costs, net increased $195 million, or 143.4%, to $331 million for the first three months of 2000 from $136 million for the first three months of 1999. The increase in change in deferred acquisition costs, net was related to the termination of the Toho reinsurance arrangements of $59 million as discussed in Note 5, an increase in deferral of capitalization costs due to increased product sales as a result of acquisitions and growth in existing products, as noted above, partially offset by amortization of previously capitalized acquisition costs.

Interest expense increased $4 million, or 17.4%, to $27 million for the first three months of 2000 from $23 million for the first three months of 1999. This increase relates to an increase in weighted average commercial paper borrowings outstanding, and an increase in the weighted average interest rate on commercial paper borrowings, for the first quarter of 2000 compared to the first quarter of the prior year.


Financial Condition

Total assets increased $21.8 billion, or 33.7%, at April 1, 2000 from December 31, 1999. As discussed in Note 5 to the Condensed, Consolidated Financial Statements presented herewith, assets acquired in connection with the March 1, 2000 comprehensive transfer of the insurance policies and related assets of Toho to GE Edison, net of amounts eliminated in consolidation, approximated $21.4 billion.

Excluding the assets acquired on March 1, 2000 from Toho, various other fluctuations in core operations and changes in assets acquired from Toho have occurred. Assets invested in separate accounts increased by approximately $1.5 billion, or 16.6%, at April 1, 2000 from December 31, 1999 primarily due to continued sales of variable annuity products and overall increased market value of the underlying investment funds. Total investments increased approximately $12.1 billion, or 28.3%, at April 1, 2000 from December 31, 1999. This increase was primarily driven by purchases of short-term investments and other securities by GE Edison subsequent to the receipt of Toho cash, investment growth in core operations, net investment income of approximately $854 million and net unrealized gains of approximately $170 million. These increases were partially offset by an $11.1 billion decrease in cash, primarily resulting from purchases of investments at GE Edison, a $1.1 billion decrease in other assets, primarily related to decreased balances due from brokers relating to investment transactions and a decrease in commissions receivable related to the termination of reinsurance arrangements with Toho, and various other decreases related to cash flows and amortization affecting the balance of assets acquired from Toho from the acquisition date through April 1, 2000.

Total liabilities increased $22.1 billion, or 38.7%, at April 1, 2000 from December 31, 1999. As discussed in Note 5 to the Condensed, Consolidated Financial Statements presented herewith, liabilities assumed in connection with the March 1, 2000 transfer of the insurance policies and related assets of Toho to GE Edison approximated $21.9 billion.

Excluding the liabilities assumed on March 1, 2000 from Toho, various other fluctuations in core operations and changes in liabilities assumed from Toho have occurred. Future annuity and contract benefits decreased approximately $1.1 billion, or 2.6%, at April 1, 2000 from December 31, 1999. This decrease resulted primarily from surrender payments made to former Toho policyholders subsequent to the Transfer. Accounts payable and accrued other expenses decreased $0.4 billion, or 12.7%, due primarily to the timing of net payments and receipts related to the investment portfolio and normal business activity. Borrowings (including short-term and long-term debt) increased approximately $0.7 billion, or 38.0%, primarily as a result of the issuance of additional commercial paper by the Company, the proceeds of which were used to support strong solvency margins and claims paying ratings at GE Edison. Separate account liabilities increased by approximately $1.5 billion, or 16.6%, at April 1, 2000 from December 31, 1999 primarily due to continued sales of variable annuity products and overall increased market value of the underlying investment funds.

                          PART II - OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

  a.  Exhibits.

      Exhibit 12.1  Computation of ratio of earnings to fixed charges.

      Exhibit 27.1 Financial Data Schedule (filed electronically herewith).


  b.  Reports on Form 8-K.

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


                            GE FINANCIAL ASSURANCE HOLDINGS, INC.
                            -------------------------------------
                                           (Registrant)

Date:  May 15, 2000         By:    /s/ Thomas W. Casey
                                ---------------------------------------
                                    Thomas W. Casey,
                                    Senior Vice President and Chief
                                    Financial Officer
                                    (Principal Financial Officer)


Date:  May 15, 2000         By:           /s/ Richard G. Fucci
                                ---------------------------------------
                                    Richard G. Fucci,
                                    Vice President and Controller
                                    (Principal Accounting Officer)

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                               Index to Exhibits


    Exhibit No.                                                                                        Page
    -----------                                                                                        ----
       12.1                  Computation of ratio of earnings to fixed charges                           8

       27.1                  Financial Data Schedule (filed electronically herewith)