Form 10-Q
period 2000-07-01
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2000-07-26
CIK 1049537

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000
                                                 ------------

                                       OR


   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ____________ to    _____________

                              ---------------------

                         Commission file number 0-23375

                             ---------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______


At July 25, 2000, 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS



                                                                                    Page
PART I - FINANCIAL INFORMATION.

Item 1.   Financial Statements..................................................      1

Item 2.  Management's Discussion and Analysis of Results of Operations..........      7

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges.................     10


PART II - OTHER INFORMATION.

Item 6.   Exhibits and Reports on Form 8-K......................................     11

Signatures......................................................................     12

Index to Exhibits...............................................................     13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                  (Unaudited)

                                                             Three Months Ended        Six Months Ended
                                                         --------------------------------------------------
(In millions)                                              July 1,      June 26,      July 1,      June 26,
                                                             2000          1999         2000          1999
                                                         ---------    ----------    ---------    ----------

Revenues:
  Premiums                                               $   1,436    $      842    $   2,665    $    1,681
  Net investment income                                        938           775        1,792         1,523
  Net realized investment gains                                  9            41           30            57
  Surrender fee income                                         627             7          666            14
  Policy fees and other income                                 226           113          453           226
                                                         ---------    ----------    ---------    ----------
           Total revenues                                    3,236         1,778        5,606         3,501
                                                         ---------    ----------    ---------    ----------

Benefits and expenses:
  Benefits and other changes in policy reserves              1,643           810        2,638         1,659
  Interest credited                                            369           317          710           631
  Commissions                                                  318           187          643           346
  General expenses                                             456           292        1,016           552
  Amortization of intangibles, net                             419            76          617           141
  Change in deferred acquisition costs, net                   (296)         (170)        (627)         (306)
  Interest expense                                              35            23           62            46
                                                         ---------    ----------    ---------    ----------
   Total benefits and expenses                               2,944         1,535        5,059         3,069
                                                         ---------    ----------    ---------    ----------

Earnings before income taxes, minority interest and
 cumulative effect of accounting change                        292           243          547           432
Provision for income taxes                                     110            89          204           161
                                                         ---------    ----------    ---------    ----------
Earnings before minority interest and cumulative
 effect of accounting change                                   182           154          343           271
Minority interest                                                1             2            2             2
                                                         ---------    ----------    ---------    ----------
Earnings before cumulative effect of accounting change         181           152          341           269
Cumulative effect of accounting change, net of tax              --            --           --            25
                                                         ---------    ----------    ---------    ----------
Net earnings                                                   181           152          341           294
Retained earnings at beginning of period                     1,855         1,376        1,695         1,234
                                                         ---------    ----------    ---------    ----------
Retained earnings at end of period                       $   2,036    $    1,528    $   2,036    $    1,528
                                                         =========    ==========    =========    ==========



See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position

                                                                              July 1,                 December 31,
(In millions)                                                                  2000                       1999
                                                                      ---------------------     ---------------------


Assets                                                                      (Unaudited)
Investments:
 Fixed maturities available-for-sale, at fair value                          $42,533                   $36,932
 Mortgage loans, net of valuation allowance                                    8,231                     3,414
 Policy loans                                                                  1,455                       945
 Short-term investments                                                        5,982                       267
 Other invested assets                                                         1,429                       997
                                                                      ---------------------     ---------------------
 Total investments                                                            59,630                    42,555

Cash                                                                             567                       265
Accrued investment income                                                      1,023                       961
Deferred acquisition costs                                                     2,947                     2,307
Intangible assets                                                              5,454                     4,345
Reinsurance recoverable                                                        1,388                     1,537
Other assets                                                                   2,699                     3,328
Separate account assets                                                       11,078                     9,308
                                                                       ---------------------     ---------------------
     Total assets                                                            $84,786                   $64,606
                                                                       =====================     =====================



Liabilities and Shareholder's Interest
Liabilities:
 Future annuity and contract benefits                                        $57,334                   $39,639
 Unearned premiums                                                               811                       842
 Liability for policy and contract claims                                      2,161                     1,886
 Other policyholder liabilities                                                  705                       626
 Accounts payable and accrued expenses                                         2,812                     2,933
 Short-term borrowings                                                         1,841                     1,036
 Separate account liabilities                                                 11,078                     9,308
 Long-term debt                                                                  703                       705
                                                                      ---------------------     ---------------------
      Total liabilities                                                       77,445                    56,975
                                                                      ---------------------     ---------------------
Minority interest                                                                 46                       475

Shareholder's interest:
 Net unrealized investment losses                                             (1,177)                   (1,079)
 Foreign currency translation adjustments                                        116                       220
                                                                      ---------------------     ---------------------
 Accumulated non-owner changes in equity                                      (1,061)                     (859)
 Common stock                                                                    ---                       ---
 Additional paid-in capital                                                    6,320                     6,320
 Retained earnings                                                             2,036                     1,695
                                                                      ---------------------     ---------------------
      Total shareholder's interest                                             7,295                     7,156
                                                                      ---------------------     ---------------------
      Total liabilities and shareholder's interest                           $84,786                   $64,606
                                                                      =====================     =====================


See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                                      Six Months Ended
                                                                       ---------------------------------------------
                                                                              July 1,                  June 26,
(In millions)                                                                   2000                     1999
                                                                      ---------------------    ---------------------
Cash Flows From Operating Activities
Net earnings                                                               $   341                  $   294
Adjustments to reconcile net earnings to net cash provided by operating activities:
   (Decrease) increase in future policy benefits                            (4,240)                     480
   Cumulative effect of accounting change, net of tax                           --                      (25)
   Other - net                                                                 137                     (242)
                                                                      ---------------------    ---------------------
     Net cash provided by (used in) operating activities                    (3,762)                     507
                                                                      ---------------------    ---------------------

Cash Flows From Investing Activities
 Proceeds from investment securities and other invested assets               3,173                    3,069
 Principal collected on mortgage and policy loans                              400                      221
 Purchases of investment securities and other invested assets               (8,116)                  (4,430)
 Mortgage and policy loan originations                                        (487)                    (552)
 Acquisitions                                                                 (220)                     (47)
                                                                      ---------------------    ---------------------
     Net cash used in investing activities                                  (5,250)                  (1,739)
                                                                      ---------------------    ---------------------

Cash Flows From Financing Activities
 Proceeds from issuance of investment contracts                              4,226                    3,382
 Redemption and benefit payments on investment contracts                    (3,095)                  (2,148)
 Net commercial paper borrowings (repayments)                                  617                       (5)
 Proceeds from other borrowings                                              1,371                      651
 Payments on other borrowings                                               (1,183)                    (681)
 Cash received from assumption of Toho Mutual Life Insurance
    Company insurance liabilities                                           13,177                       --
                                                                      ---------------------    ---------------------
     Net cash provided by financing activities                              15,113                    1,199
                                                                      ---------------------    ---------------------

Effect of Exchange Rate Changes on Cash                                        (84)                       3
                                                                      ---------------------    ---------------------
Increase (Decrease) in Cash and Equivalents                                  6,017                      (30)
Cash and Equivalents at Beginning of Period                                    532                      378
                                                                      ---------------------    ---------------------
Cash and Equivalents at End of Period                                      $ 6,549                  $   348
                                                                      =====================    =====================



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

3. A summary of changes in shareholder's interest that do not result directly from transactions with the shareholder follows:

                                                                                      Three Months Ended
                                                                      ------------------------------------------------
(In millions)                                                               July 1, 2000             June 26, 1999
                                                                      ---------------------      ---------------------

Net earnings                                                                 $ 181                   $   152
Unrealized losses on investment securities - net                              (200)                     (913)
Foreign currency translation adjustments                                        (8)                      (10)
                                                                      ---------------------      ---------------------
Total                                                                        $ (27)                  $  (771)
                                                                      =====================      =====================


                                                                                      Six Months Ended
                                                                      ------------------------------------------------

(In millions)                                                              July 1, 2000              June 26, 1999
                                                                      ---------------------      ---------------------


Net earnings                                                                 $ 341                   $   294
Unrealized losses on investment securities - net                               (98)                   (1,240)
Foreign currency translation adjustments                                      (104)                      (15)
                                                                      ---------------------      ---------------------
 Total                                                                       $ 139                   $  (961)
                                                                      =====================      =====================


4. The Company conducts its operations through two operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, and (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide consumer club membership opportunities.

   The following is a summary of operating segment activity for the three and six month periods ended July 1, 2000 and June 26, 1999:

                                                                                    Three Months Ended
                                                                      ----------------------------------------------
(In millions)                                                              July 1, 2000             June 26, 1999
                                                                      ---------------------    ---------------------
Revenues

Wealth Accumulation and Transfer......................................          $2,347                   $1,219
Lifestyle Protection and Enhancement..................................             889                      559
                                                                      ---------------------    ---------------------
       Total revenues.................................................          $3,236                   $1,778
                                                                      =====================    =====================

Earnings before income taxes, minority interest and cumulative effect of accounting change
Wealth Accumulation and Transfer......................................          $  241                   $  207
Lifestyle Protection and Enhancement..................................              51                       36
                                                                      ---------------------    ---------------------
       Total earnings before income taxes, minority interest and
        cumulative effect of accounting change........................          $  292                   $  243
                                                                      =====================    =====================



                                                                                      Six Months Ended
                                                                      ----------------------------------------------
(In millions)                                                              July 1, 2000             June 26, 1999
                                                                      ---------------------    ---------------------
Revenues
Wealth Accumulation and Transfer......................................          $3,997                   $2,431
Lifestyle Protection and Enhancement..................................           1,609                    1,070
                                                                      ---------------------    ---------------------
       Total revenues.................................................          $5,606                   $3,501
                                                                      =====================    =====================

Earnings before income taxes, minority interest and cumulative effect of accounting change
Wealth Accumulation and Transfer......................................          $  493                   $  361
Lifestyle Protection and Enhancement..................................              54                       71
                                                                      ---------------------    ---------------------
       Total earnings before income taxes, minority interest and
        cumulative effect of accounting change........................          $  547                   $  432
                                                                      =====================    =====================

The following is a summary of assets by operating segment as of July 1, 2000 and December 31, 1999:

                                                                              July 1,              December 31,
   (In millions)                                                                2000                   1999
                                                                      ---------------------    ---------------------

Assets
Wealth Accumulation and Transfer......................................          $77,302                  $57,302
Lifestyle Protection and Enhancement..................................            7,484                    7,304
                                                                      ---------------------    ---------------------
       Total assets...................................................          $84,786                  $64,606
                                                                      =====================    =====================


5. Effective March 1, 2000, GE Edison Life Insurance Company (GE Edison), a subsidiary of the Company, acquired, by means of a comprehensive transfer (the Transfer) in accordance with the Insurance Business Law of Japan (IBL), the insurance policies and related assets of Toho Mutual Life Insurance Company (Toho). GE Edison assumed approximately $21.5 billion of policyholder liabilities, $0.4 billion of accounts payable and accrued expenses, and acquired $20.3 billion of cash, investments and other tangible assets. The $1.6 billion difference between acquired assets and assumed liabilities represents the present value of future profits (PVFP) on the transferred insurance policies. Assets acquired by GE Edison include approximately $0.5 billion of redeemable preferred stock and warrants issued by another subsidiary of the Company. The redeemable preferred stock and warrants have been eliminated in the accompanying Condensed, Consolidated Statement of Financial Position, and the corresponding amount eliminates the minority interest in the Company previously held by Toho. The Company has recorded the assets acquired and liabilities assumed based on their estimated fair values according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuations are finalized.

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

   The Company accounted for the Transfer under the purchase method of accounting and, accordingly, the results of operations of the restructured insurance contracts and related assets have been included in the Company's Condensed, Consolidated Statement of Current and Retained Earnings since the date of the Transfer. In connection with the Transfer, the Company terminated its former reinsurance arrangements with Toho. Certain amounts in the Condensed, Consolidated Statement of Current and Retained Earnings for the six months ended July 1, 2000 reflect the impact of terminating such reinsurance arrangements. The termination of the reinsurance arrangements did not have a significant effect on net earnings for the three or six month periods ended July 1, 2000.

6. On April 3, 2000, the Company acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Life Mutual Insurance Company, for approximately $280 million. Phoenix American Life Insurance Company, based in Hartford, Connecticut, serves the needs of small business owners by offering a broad range of products including dental, disability, and life insurance.

7. On April 14, 2000, the Company signed a definitive agreement to underwrite and distribute long-term care insurance through a long term, strategic alliance with The Travelers Insurance Company (Travelers) and certain of its Citigroup affiliates. Under the agreement, the Company will acquire 90% of Travelers long-term care insurance portfolio, as well as enter into a continuing marketing agreement with various Citigroup distribution channels including Travelers. Consummation of this transaction is subject to regulatory approval.

8. The Financial Accounting Standards Board has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for the Company on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in consolidated statements of financial position at fair value, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are to be recorded in shareholder's interest pending recognition in earnings. Management has not determined the total probable effects on its financial statements of adopting SFAS No. 133, as amended, and does not believe that an estimate of such effects would be meaningful at this time.

Item  2.  Management's Discussion and Analysis of Results of Operations.

Overview

Net earnings before cumulative effect of accounting change for the first six months of 2000 were $341 million, a $72 million, or 26.8%, increase over the first six months of 1999. This increase was driven largely by increased investment income, premiums earned and surrender fee income due to the transfer of insurance policies and related assets of Toho to GE Edison and growth in sales of certain existing products, partially offset by increased benefits and other changes in policy reserves, amortization of PVFP primarily as a result of the transfer of insurance policies of Toho to GE Edison and subsequent surrenders thereof, as well as increased general expenses principally relating to recent acquisitions and the Company's core growth initiatives.

Operating Results

Premiums increased $984 million, or 58.5%, to $2,665 million for the first six months of 2000 from $1,681 million for the first six months of 1999. As discussed in Note 5, $154 million of the increase is a result of the termination of the Toho reinsurance arrangements. The remaining increase primarily relates to the transfer of the insurance policies of Toho to GE Edison, the acquisitions of The Signature Group in July 1999 and Phoenix American Life in April 2000 and growth in the Company's life, long-term care and accident and health businesses.

Net investment income increased $269 million, or 17.7%, to $1,792 million for the first six months of 2000 from $1,523 million for the first six months of 1999. The increase was primarily attributable to higher levels of average invested assets ($53.6 billion in the first six months of 2000 vs. $41.9 billion in the first six months of 1999) due to investments relating to the acquisition of certain assets of Toho, the acquisition of The Signature Group in July 1999 and growth in core invested assets. This increase was partially offset by a decrease in weighted average yields to 6.8% for the first six months of 2000 from 7.4% for the first six months of 1999 due to lower yields on investment activity related to the Company's Japanese operations.

Surrender fee income increased $652 million to $666 million in the first six months of 2000 from $14 million in the first six months of 1999. The increase in surrender fee income relates to amounts retained by the Company from the surrender of policyholder contracts assumed from Toho as part of the Transfer, which policies became subject to surrender charges under the terms of the restructuring of Toho's in-force insurance contracts as discussed in Note 5.

Policy fees and other income increased $227 million, or 100.4%, to $453 million in the first six months of 2000 from $226 million in the first six months of 1999. Other income is principally comprised of insurance charges made against universal life contracts, club membership revenues, fees assessed against policyholder account values and commission income. The increase in the first six months of 2000 was primarily due to club membership revenues associated with the acquisition of The Signature Group in July 1999.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty policies. These amounts increased $979 million, or 59.0%, to $2,638 million in the first six months of 2000 from $1,659 million in the first six months of 1999. As discussed in Note 5, $116 million of this increase results from the termination of the Toho reinsurance arrangements. The remaining increase primarily relates to the transfer of the insurance policies of Toho to GE Edison, acquisitions of The Signature Group in July 1999 and Phoenix American Life in April 2000, and growth in certain of the Company's life, long-term care and accident and health products.

Interest credited increased $79 million, or 12.5%, to $710 million in the first six months of 2000 from $631 million in the first six months of 1999. This increase was a result of the increase in the underlying reserves arising primarily from sales of annuity products. The increased sales resulted from higher crediting rates that the Company implemented in response to changes in market conditions and other factors.

Commission expenses increased $297 million, or 85.8%, to $643 million in the first six months of 2000 from $346 million in the first six months of 1999 primarily due to higher production on certain of the Company's life and annuity products, the acquisitions of The Signature Group in July 1999 and Phoenix American Life in April 2000 and the termination of reinsurance arrangements with Toho.

General expenses were $1,016 million for the first six months of 2000, an increase of $464 million, or 84.1%, over the expenses for the first six months of 1999 of $552 million. As discussed in Note 5, $96 million of the increase results from the Termination of the Toho reinsurance arrangements, as discussed in Note 5. The remaining increase primarily relates to the acquisition of The Signature Group in July 1999, the transfer of the insurance policies and related assets of Toho to GE Edison, and increases in compensation and other operating expenses commensurate with the Company's increase in premium revenue and in support of the Company's core growth initiatives.

Amortization of intangibles, net increased $476 million, or 337.6%, to $617 million for the first six months of 2000 from $141 million for the first six months of 1999. The Company's significant intangible assets consist of two components that both result from acquisition activities. PVFP, representing the estimated future gross profit in acquired insurance and annuity contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of PVFP increased approximately $453 million as a result of the transfer of the insurance policies of Toho to GE Edison and subsequent surrenders thereof and the acquisition of The Signature Group in July 1999.

Change in deferred acquisition costs, net increased $321 million, or 104.9%, to $627 million for the first six months of 2000 from $306 million for the first six months of 1999. As discussed in Note 5, $59 million of the increase in change in deferred acquisition costs, net was related to the termination of the Toho reinsurance arrangements. The remaining increase primarily relates to an increase in deferral of costs due to increased product sales as a result of acquisitions and growth in existing products, partially offset by amortization of previously capitalized acquisition costs.

Interest expense increased $16 million, or 34.8%, to $62 million for the first six months of 2000 from $46 million for the first six months of 1999. This increase relates primarily to an increase in weighted average commercial paper borrowings outstanding, and an increase in the weighted average interest rate on commercial paper borrowings, for the first six months of 2000 compared to the first six months of 1999.


Financial Condition

Total assets increased $20.2 billion, or 31.2%, at July 1, 2000 from December 31, 1999. As discussed in Note 5 to the Condensed, Consolidated Financial Statements presented herewith, assets acquired in connection with the March 1, 2000 comprehensive transfer of the insurance policies and related assets of Toho to GE Edison, net of amounts eliminated in consolidation, approximated $21.9 billion.

Excluding the assets acquired on March 1, 2000 from Toho, various other fluctuations in core operations and changes in assets occurred. Assets invested in separate accounts increased by approximately $1.7 billion, or 17.8%, at July 1, 2000 from December 31, 1999 primarily due to continued sales of variable annuity products and overall increased market value of the underlying investment funds. Total investments increased approximately $11.1 billion, or 26.1%, at July 1, 2000 from December 31, 1999. This increase was primarily driven by purchases of short-term investments and other securities by GE Edison subsequent to the receipt of cash from Toho as part of the Transfer, net of cash payments related to surrenders of certain contracts by former Toho policyholders, investment growth in core operations and net investment income of approximately $1.8 billion. These increases were partially offset by a $12.3 billion decrease in cash, primarily resulting from purchases of investments at GE Edison, a $1.3 billion decrease in other assets, primarily related to decreased balances due from brokers relating to investment transactions and a decrease in commissions receivable related to the termination of reinsurance arrangements with Toho, and various other decreases related to cash flows and amortization affecting the balance of assets acquired from Toho from the acquisition date through July 1, 2000.

Total liabilities increased $20.5 billion, or 35.9%, at July 1, 2000 from December 31, 1999. As discussed in Note 5 to the Condensed, Consolidated Financial Statements presented herewith, liabilities assumed in connection with the March 1, 2000 transfer of the insurance policies and related assets of Toho by GE Edison approximated $21.9 billion.

Excluding the liabilities assumed on March 1, 2000 from Toho, various other fluctuations in core operations and changes in liabilities have occurred. Future annuity and contract benefits decreased approximately $3.0 billion, or 7.5%, at July 1, 2000 from December 31, 1999. This decrease resulted primarily from surrender payments made to former Toho policyholders subsequent to the Transfer, partially offset by growth in reserves due to the sales of certain of the Company's life, annuity, and long-term care business. Accounts payable and accrued other expenses decreased $.5 billion, or 17.7%, due primarily to the timing of net payments and receipts related to the investment portfolio and normal business activity. Borrowings increased approximately $803 million, or 46.1%, primarily as a result of the issuance of additional commercial paper by the Company, the proceeds of which were used to support strong solvency margins and claims paying ratings at GE Edison. Separate account liabilities increased by approximately $1.7 billion, or 17.8%, at July 1, 2000 from December 31, 1999 primarily due to continued sales of variable annuity products and overall increased market value of the underlying investment funds.

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  a. Exhibits.

     Exhibit 12.1   Computation of ratio of earnings to fixed charges.

     Exhibit 27.1   Financial Data Schedule (filed electronically herewith).


  b. Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K/A, dated May 15, 2000, reporting (under Item 2 thereof) additional information relating to the comprehensive transfer of the insurance policies and related assets of Toho Mutual Life Insurance Company to GE Edison Life Insurance Company.

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


                            GE FINANCIAL ASSURANCE HOLDINGS, INC.
                            -------------------------------------
                                       (Registrant)

Date:  July 26, 2000        By:             /s/ Thomas W. Casey
                               -------------------------------------------------
                                             Thomas W. Casey,
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date:  July 26, 2000        By:             /s/ Richard G. Fucci
                               ------------------------------------------------
                                               Richard G. Fucci,
                                         Vice President and Controller
                                         (Principal Accounting Officer)

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                Index to Exhibits



    Exhibit No.                                                                            Page
------------------                                                                      -----------

12.1                   Computation of ratio of earnings to fixed charges                     10

27.1                   Financial Data Schedule (filed electronically herewith)               --