Form 10-Q
period 2000-09-30
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2000-10-27
CIK 1049537

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

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR


         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                               ------------------
                         Commission file number 0-23375
                               ------------------


                      GE Financial Assurance Holdings, Inc.
              ----------------------------------------------------
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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At October 27, 2000, 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                   -------------------

PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ..........................................................                 1

Item 2.       Management's Discussion and Analysis of Results of Operations .................                 7


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..............................................                10

Signatures ..................................................................................                11

Index to Exhibits ...........................................................................                12

Exhibit 12.1   Computation of Ratio of Earnings to Fixed Charges.............................

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

       Condensed, Consolidated Statement of Current and Retained Earnings

                                   (Unaudited)

                                                                   Three Months Ended               Nine Months Ended
                                                               --------------------------- -------------------------------
(In millions)                                                  September 30,  September 25,    September 30,   September 25,
                                                                   2000           1999             2000            1999
                                                               -----------    -----------      -----------     -----------
Revenues:
     Premiums                                                  $  1,430       $    896         $  4,096        $  2,577
     Net investment income                                          924            787            2,716           2,310
     Surrender fee income                                           392             15            1,057              43
     Net realized investment gains                                   48             21               78              78
     Policy fees and other income                                   236            188              689             400
                                                               -----------    -----------      -----------     -----------

           Total revenues                                         3,030          1,907            8,636           5,408
                                                               -----------    -----------      -----------     -----------

Benefits and expenses:
     Benefits and other changes in policy reserves                1,498            903            4,136           2,562
     Interest credited                                              384            328            1,094             959
     Commissions                                                    302            241              945             587
     General expenses                                               464            351            1,481             903
     Amortization of intangibles, net                               274             94              891             235
     Change in deferred acquisition costs, net                     (269)          (236)            (896)           (542)
     Interest expense                                                35             24               96              70
                                                               -----------    -----------      -----------     -----------

       Total benefits and expenses                                2,688          1,705            7,747           4,774
                                                               -----------    -----------      -----------     -----------

Earnings before income taxes, minority interest and
     cumulative effect of accounting change                         342            202              889             634

Provision for income taxes                                          111             20              315             181
                                                               -----------    -----------      -----------     -----------
Earnings before minority interest and cumulative effect
     of accounting change                                           231            182              574             453

Minority interest                                                     2              2                4               4
                                                               -----------    -----------      -----------     -----------

Earnings before cumulative effect of accounting change              229            180              570             449

Cumulative effect of accounting change, net of tax                   --             --               --              25
                                                               -----------    -----------      -----------     -----------

Net earnings                                                        229            180              570             474

Retained earnings at beginning of period                          2,036          1,528            1,695           1,234
                                                               -----------    -----------      -----------     -----------

Retained earnings at end of period                             $  2,265       $  1,708         $  2,265        $  1,708
                                                               ===========    ===========      ===========     ===========

See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

             Condensed, Consolidated Statement of Financial Position

                                                                               September 30,          December 31,
 (In millions)                                                                      2000                  1999
                                                                          --------------------   --------------------
Assets                                                                        (Unaudited)
  Investments:
   Fixed maturities available-for-sale, at fair value                            $  46,064               $ 36,932
   Mortgage loans, net of valuation allowance                                        8,430                  3,414
   Policy loans                                                                      1,475                    945
   Short-term investments                                                            3,819                    267
   Other invested assets                                                             1,570                    997
                                                                          --------------------   --------------------

    Total investments                                                               61,358                 42,555

  Cash                                                                                 136                    265
  Accrued investment income                                                            986                    961
  Deferred acquisition costs                                                         3,208                  2,307
  Intangible assets                                                                  5,549                  4,345
  Reinsurance recoverable                                                            1,383                  1,537
  Other assets                                                                       2,651                  3,328
  Separate account assets                                                           11,556                  9,308
                                                                          --------------------   --------------------

         Total assets                                                            $  86,827               $ 64,606
                                                                          ====================   ====================


Liabilities and Shareholder's Interest
Liabilities:
 Future annuity and contract benefits                                            $  57,622               $ 39,639
 Unearned premiums                                                                     838                    842
 Liability for policy and contract claims                                            2,410                  1,886
 Other policyholder liabilities                                                        658                    626
 Accounts payable and accrued expenses                                               3,163                  2,933
 Short-term borrowings                                                               2,081                  1,036
 Separate account liabilities                                                       11,556                  9,308
 Long-term debt                                                                        702                    705
                                                                          --------------------   --------------------

         Total liabilities                                                          79,030                 56,975
                                                                          --------------------   --------------------

Minority interest                                                                       49                    475

Shareholder's interest:
 Net unrealized investment losses                                                     (937)                (1,079)
 Foreign currency translation adjustments                                              100                    220
                                                                          --------------------   --------------------
 Accumulated non-owner changes in equity                                              (837)                  (859)
 Common stock                                                                          ---                    ---
 Additional paid-in capital                                                          6,320                  6,320
 Retained earnings                                                                   2,265                  1,695
                                                                          --------------------   --------------------

         Total shareholder's interest                                                7,748                  7,156
                                                                          --------------------   --------------------

         Total liabilities and shareholder's interest                            $  86,827               $ 64,606
                                                                          ====================   ====================

See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                 Condensed, Consolidated Statement of Cash Flows

                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                            ------------------------------------------

                                                                              September 30,          September 25,
 (In millions)                                                                     2000                   1999
                                                                           --------------------   -------------------
Cash Flows From Operating Activities
 Net earnings                                                                      $   570                $   474
 Adjustments to reconcile net earnings to net cash provided by operating activities:
      (Decrease) increase in future policy benefits                                 (5,392)                   666
      Cumulative effect of accounting change, net of tax                                --                    (25)
      Other - net                                                                      569                   (494)
                                                                          --------------------   --------------------

         Net cash (used in) provided by operating activities                        (4,253)                   621
                                                                          --------------------   --------------------


Cash Flows From Investing Activities
   Proceeds from investment securities and other invested assets                     5,787                  5,875
   Principal collected on mortgage and policy loans                                    789                    342
   Purchases of investment securities and other invested assets                    (13,466)                (8,024)
   Mortgage and policy loan originations                                            (1,059)                  (818)
   Acquisitions, net of cash acquired                                                 (519)                   ---
                                                                          --------------------   --------------------

         Net cash used in investing activities                                      (8,468)                (2,625)
                                                                          --------------------   --------------------


Cash Flows From Financing Activities
   Proceeds from issuance of investment contracts                                    6,492                  5,293
   Redemption and benefit payments on investment contracts                          (4,642)                (3,228)
   Net commercial paper borrowings (repayments)                                        883                     (9)
   Proceeds from other borrowings                                                    2,530                  1,243
   Payments on other borrowings                                                     (2,368)                (1,393)
   Cash received upon acquisition of The Signature Group                                --                    129
   Cash received from assumption of Toho Mutual Life Insurance
     Company insurance liabilities                                                  13,177                     --
                                                                          --------------------   --------------------

         Net cash provided by financing activities                                  16,072                  2,035
                                                                          --------------------   --------------------


 Effect of Exchange Rate Changes on Cash                                                72                     14
                                                                          --------------------   --------------------

 Increase in Cash and Equivalents                                                    3,423                     45
 Cash and Equivalents at Beginning of Period                                           532                    378
                                                                          --------------------   --------------------

 Cash and Equivalents at End of Period                                          $    3,955              $     423

                                                                          ====================   ====================


See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements represent GE Financial Assurance Holdings, Inc. and its consolidated subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation.

2. The accompanying condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. A summary of changes in shareholder's interest that do not result directly from transactions with the shareholder follows:

                                                                                      Three Months Ended
                                                                          -------------------------------------------

       (In millions)                                                       September 30, 2000     September 25, 1999
                                                                         ---------------------  ---------------------

       Net earnings                                                                 $ 229                $   180
       Unrealized gains (losses) on investment securities - net                       240                    (35)
       Foreign currency translation adjustments                                       (16)                   113
                                                                         ---------------------  ---------------------

       Total                                                                        $ 453                   $258
                                                                         =====================  =====================

                                                                                      Nine Months Ended
                                                                          -------------------------------------------

       (In millions)                                                      September 30, 2000      September 25, 1999
                                                                         ---------------------  ---------------------

       Net earnings                                                                 $ 570                $   474
       Unrealized gains (losses) on investment securities - net                       142                 (1,275)
       Foreign currency translation adjustments                                      (120)                    98
                                                                         ---------------------  ---------------------

       Total                                                                        $ 592                $  (703)
                                                                         =====================  =====================



4. The Company conducts its operations through two operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, and (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and products which provide consumer club membership opportunities.

      The following is a summary of operating segment activity for the three and nine month periods ended September 30, 2000 and September 25, 1999:

                                                                                       Three Months Ended
                                                                            ------------------------------------------

       (In millions)                                                       September 30, 2000     September 25, 1999
                                                                          --------------------   --------------------

       Revenues
       Wealth Accumulation and Transfer ..........................                  $2,103                $ 1,215
       Lifestyle Protection and Enhancement.......................                     927                    692
                                                                          --------------------   --------------------

             Total revenues ......................................                  $3,030                $ 1,907
                                                                          ====================   ====================

       Earnings before income taxes, minority interest and cumulative effect of accounting change
       Wealth Accumulation and Transfer ..........................                  $  335                 $  166
       Lifestyle Protection and Enhancement.......................                       7                     36
                                                                          --------------------   --------------------

             Total earnings before income taxes,  minority interest
                  and cumulative effect of accounting change .....                  $  342                 $  202
                                                                          ====================   ====================

                                                                                        Nine Months Ended
                                                                            ------------------------------------------

       (In millions)                                                       September 30, 2000     September 25, 1999
                                                                          --------------------   --------------------


       Revenues
       Wealth Accumulation and Transfer ..........................                  $6,100                $ 3,646
       Lifestyle Protection and Enhancement.......................                   2,536                  1,762
                                                                          --------------------   --------------------

             Total revenues ......................................                  $8,636                $ 5,408
                                                                          ====================   ====================

       Earnings before income taxes, minority interest and cumulative effect of accounting change
       Wealth Accumulation and Transfer ..........................                  $  828                $   527
       Lifestyle Protection and Enhancement.......................                      61                    107
                                                                          --------------------   --------------------

             Total earnings before income taxes,  minority interest
                  and cumulative effect of accounting change .....                  $  889                $   634
                                                                          ====================   ====================

      The following is a summary of assets by operating segment as of September 30, 2000 and December 31, 1999:


                                                                             September 30,          December 31,
       (In millions)                                                              2000                  1999
                                                                          --------------------   --------------------

       Assets
       Wealth Accumulation and Transfer ..........................                  $77,670               $ 57,302
       Lifestyle Protection and Enhancement.......................                    9,157                  7,304
                                                                          --------------------   --------------------

             Total assets ........................................                  $86,827               $ 64,606
                                                                          ====================   ====================


5. Effective March 1, 2000, GE Edison Life Insurance Company (GE Edison), a subsidiary of the Company, acquired, by means of a comprehensive transfer (the Transfer) in accordance with the Insurance Business Law of Japan
     (IBL), the insurance policies and related assets of Toho Mutual Life Insurance Company (Toho). GE Edison assumed approximately $21.5 billion of policyholder liabilities, $0.4 billion of accounts payable and accrued expenses, and acquired $20.3 billion of cash, investments and other tangible assets. The $1.6 billion difference between acquired assets and assumed liabilities represents the present value of future profits (PVFP) on the transferred insurance policies. Assets acquired by GE Edison include approximately $0.5 billion of redeemable preferred stock and warrants issued by another subsidiary of the Company. The redeemable preferred stock and warrants have been eliminated in the accompanying Condensed, Consolidated Statement of Financial Position. The corresponding amount eliminates the minority interest in the Company previously held by Toho. The Company has recorded the assets acquired and liabilities assumed based on their estimated fair values according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuations are finalized.

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

     The Company accounted for the Transfer under the purchase method of accounting and, accordingly, the results of operations of the restructured insurance contracts and related assets have been included in the Company's Condensed, Consolidated Statement of Current and Retained Earnings since the date of the Transfer. In connection with the Transfer, the Company terminated its former reinsurance arrangements with Toho. Certain amounts in the Condensed, Consolidated Statement of Current and Retained Earnings for the nine months ended September 30, 2000 reflect the impact of terminating such reinsurance arrangements. The termination of the reinsurance arrangements did not have a significant effect on net earnings for the three or nine month periods ended September 30, 2000.

6. On April 3, 2000, the Company acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Life Mutual Insurance Company, for approximately $280 million. Phoenix American Life Insurance Company, based in Hartford, Connecticut, serves the needs of small business owners by offering a broad range of products including dental, disability, and life insurance.

7. Effective July 1, 2000, the Company began underwriting and distributing long-term care insurance through a strategic alliance with The Travelers Insurance Company (Travelers) and certain of its Citigroup affiliates for approximately $411 million. Under the arrangement, the Company acquired certain assets used by Travelers in the underwriting and distribution of long-term care insurance, assumed through indemnity reinsurance 90% of Travelers existing long-term care insurance business and entered into a continuing marketing agreement with various Citigroup distribution channels including Travelers (the Travelers Transaction).

     Statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the summary of operations statement as an expense resulting in a reduction of earned surplus. As a result of this acquisition, the assuming companies' statutory earned surplus was reduced. However, the Company's principal insurance subsidiaries maintain positive earned surplus and management believes the Company has sufficient liquidity to meet its debt service obligations.

8. The Financial Accounting Standards Board (FASB) has issued, and subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for the Company on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the consolidated statements of financial position at their fair values, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Effects of qualifying changes in fair value will be recorded in shareholder's interest pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at September 30, 2000, the effects on its financial statements of adopting SFAS No. 133, as amended, would have been to reduce net earnings and shareholder's interest by less than $50 million and $200 million, respectively. However, the transition effect as of January 1, 2001, cannot be estimated at this time because it is subject to the following unknown variables as of that date: (1) actual derivatives and related hedge positions, (2) market values of derivatives and hedged positions, and (3) further interpretation of SFAS No. 133 by the FASB.

Item  2.  Management's Discussion and Analysis of Results of Operations.

Overview

Net earnings before cumulative effect of accounting change for the first nine months of 2000 were $570 million, a $121 million, or 26.9% increase over the first nine months of 1999. This increase was driven largely by increased investment income, premiums earned and surrender fee income due to the transfer of insurance policies and related assets of Toho to GE Edison and growth in sales of certain existing products, partially offset by increased benefits and other changes in policy reserves, amortization of PVFP primarily as a result of the transfer of insurance policies of Toho to GE Edison and subsequent surrenders thereof, as well as increased general expenses principally relating to recent acquisitions and the Company's core growth initiatives.


Operating Results

Premiums increased $1,519 million, or 58.9%, to $4,096 million for the first nine months of 2000 from $2,577 million for the first nine months of 1999. The increase primarily relates to the transfer of the insurance policies of Toho to GE Edison, the acquisitions of The Signature Group in July 1999 and Phoenix American Life in April 2000, and growth in the Company's life and long-term care businesses.

Net investment income increased $406 million, or 17.6% to $2,716 million for the first nine months of 2000 from $2,310 million for the first nine months of 1999. The increase was primarily attributable to higher levels of average invested assets ($53.8 billion in first nine months of 2000 vs. $42.6 billion in first nine months of 1999) due to investments relating to the acquisition of certain assets of Toho, the acquisitions of The Signature Group in July 1999 and Phoenix American Life in April 2000, and growth in core invested assets. This increase was partially offset by a decrease in weighted average yields to 6.9% for the first nine months of 2000 from 7.4% for the first nine months of 1999 due to lower yields on investment activity related to the Company's Japanese operations.

Surrender fee income increased $1,014 million to $1,057 million in the first nine months of 2000 from $43 million in the first nine months of 1999. The increase in surrender fee income relates to amounts retained by the Company from the surrender of policyholder contracts assumed from Toho as part of the Transfer, which policies became subject to surrender charges under the terms of the restructuring of Toho's in-force insurance contracts as discussed in Note 5.

Policy fees and other income increased $289 million, or 72.3%, to $689 million in the first nine months of 2000 from $400 million in the first nine months of 1999. Other income is principally comprised of insurance charges made against universal life contracts, club membership revenues, fees assessed against policyholder account values and commission income. The increase in the first nine months of 2000 was primarily due to club membership revenues generated after the acquisition of The Signature Group in July 1999 and fee income on variable annuity products.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty policies. These amounts increased $1,574 million, or 61.4%, to $4,136 million in the first nine months of 2000 from $2,562 million in the first nine months of 1999. The increase primarily relates to the transfer of the insurance policies of Toho to GE Edison, acquisitions of The Signature Group in July 1999 and Phoenix American Life in April 2000, and growth in certain of the Company's life, long-term care and accident and health products.

Interest credited increased $135 million, or 14.1%, to $1,094 million in the first nine months of 2000 from $959 million in the first nine months of 1999. This increase was a result of the increase in underlying reserves arising primarily from sales of annuity products. The increased sales resulted from higher crediting rates that the Company implemented in response to changes in market conditions and other factors.

Commission expenses increased $358 million, or 61.0%, to $945 million in the first nine months of 2000 from $587 million in the first nine months of 1999 primarily due to higher production levels on certain of the Company's life, long-term care and annuity products, the acquisitions of The Signature Group in 1999 and Phoenix American Life in April 2000 and the termination of reinsurance arrangements with Toho.

General expenses were $1,481 million for the first nine months of 2000, an increase of $578 million, or 64.0%, over the first nine months of 1999 expense of $903 million. The increase primarily relates to the acquisition of The Signature Group in July 1999, the transfer of insurance policies and related assets of Toho to GE Edison, and increases in compensation and other operating expenses commensurate with the Company's increase in premium revenue and in support of the Company's core growth initiatives.

Amortization of intangibles, net increased $656 million, or 279.1%, to $891 million for the first nine months of 2000 from $235 million for the first nine months of 1999. The Company's intangible assets primarily consist of two components that both result from acquisition activities. PVFP, representing the estimated future gross profit in acquired insurance, annuity and club membership contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of PVFP increased approximately $598 million as a result of the transfer of the insurance policies of Toho to GE Edison and subsequent surrenders thereof and the acquisition of The Signature Group in July 1999.

Change in deferred acquisition costs, net increased $354 million, or 65.3%, to $896 million for the first nine months of 2000 from $542 million for the first nine months of 1999. As discussed in Note 5, a portion of the increase in change in deferred acquisition costs, net was related to the termination of the Toho reinsurance arrangements. The remaining increase primarily relates to an increase in deferral of costs due to increased product sales as a result of acquisitions and growth in existing products, partially offset by amortization of previously capitalized acquisition costs.

Interest expense increased $26 million, or 37.1%, to $96 million for the first nine months of 2000 from $70 million for the first nine months of 1999. The increase relates primarily to an increase in weighted average commercial paper borrowings outstanding, and an increase in the weighted average interest rate on commercial paper borrowings, for the first nine months of 2000 compared to the first nine months of 1999.


Provision for income taxes increased $134 million or 74.0% for the first nine months of 2000 from $181 million for the first nine months of 1999. The Company's effective tax rate of 35.4% is 6.9 percentage points higher than the effective tax rate of 28.5% for the first nine months 1999 due primarily to the sale of a minority interest in a subsidiary in 1999, giving rise to the realization of a deferred tax asset not previously allowed to be recorded.

Financial Condition

Total assets increased $22.2 billion, or 34.4%, at September 30, 2000 from December 31, 1999. As discussed in Note 5 to the Condensed, Consolidated Financial Statements presented herewith, assets acquired in connection with the March 1, 2000 comprehensive transfer of the insurance policies and related assets of Toho to GE Edison, net of amounts eliminated in consolidation, approximated $21.9 billion.

Excluding the assets acquired on March 1, 2000 from Toho, various other fluctuations in core operations and changes in assets occurred. Assets invested in separate accounts increased by approximately $2.2 billion, or 24.2%, at September 30, 2000 from December 31, 1999 primarily due to continued sales of variable annuity products and overall increased market value of the underlying investment funds. Total investments increased approximately $12.8 billion, or 30.1%, at September 30, 2000 from December 31, 1999. This increase was primarily driven by purchases of short-term investments and other securities by GE Edison subsequent to the receipt of cash from Toho as part of the Transfer, net of cash payments related to surrenders of certain contracts by Toho policyholders, investments received related to the acquisition of Phoenix American Life and the Travelers Transaction, investment growth in core operations and net investment income of approximately $2.7 billion. These increases were partially offset by a $13.2 billion decrease in cash, primarily resulting from purchases of investments at GE Edison, and various other decreases related to cash flows and amortization affecting the balance of assets acquired from Toho from the transfer date through September 30, 2000.

Total liabilities increased $22.1 billion, or 38.7%, at September 30, 2000 from December 31, 1999. As discussed in Note 5 to the Condensed, Consolidated Financial Statements presented herewith, liabilities assumed in connection with the March 1, 2000 transfer of the insurance policies and related assets of Toho by GE Edison approximated $21.9 billion.

Excluding the liabilities assumed on March 1, 2000 from Toho, various other fluctuations in core operations and changes in liabilities have occurred. Future annuity and contract benefits decreased approximately $1.8 billion, or 4.5%, at September 30, 2000 from December 31, 1999. This decrease resulted primarily from surrender payments made to former Toho policyholders subsequent to the Transfer, partially offset by growth in reserves due to the sales of certain of the

Company's life, annuity, and long-term care business. Accounts payable and accrued other expenses decreased $0.8 billion, or 27.7%, due primarily to the timing of net payments and receipts related to the investment portfolio and normal business activity. Borrowings increased approximately $1,042 million, or 59.9%, primarily as a result of the issuance of additional commercial paper by the Company, the proceeds of which were used to support strong solvency margins and claims paying ratings at GE Edison, and the Travelers Transaction. Separate account liabilities increased by approximately $2.2 billion, or 24.2%, at September 30, 2000 from December 31, 1999 primarily due to continued sales of variable annuity products and overall increased market value of the underlying investment funds.

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


                             GE FINANCIAL ASSURANCE HOLDINGS, INC.
                             -------------------------------------
                                       (Registrant)

Date: October 27, 2000       By:             /s/ Thomas W. Casey
                                ------------------------------------------------
                                               Thomas W. Casey,
                               Senior Vice President and Chief Financial Officer
                                          (Principal Financial Officer)


Date: October 27, 2000       By:            /s/ Richard G. Fucci
                                ------------------------------------------------
                                             Richard G. Fucci,
                                       Vice President and Controller
                                       (Principal Accounting Officer)

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                Index to Exhibits


   Exhibit No.
----------------

     12.1      Computation of ratio of earnings to fixed charges

     27.1      Financial Data Schedule (filed electronically only)