Form 10-K405
period 2000-12-31
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2001-03-23
CIK 1049537

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                   FORM 10-K
                          __________________________

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                    Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No  __
                                       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 23, 2001, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 23, 2001. None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I

  Item 1.  Business..............................................................................    3
  Item 2.  Properties............................................................................   31
  Item 3.  Legal Proceedings.....................................................................   32
  Item 4.  Submission of Matters to a Vote of Security Holders...................................   32

PART II

  Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.............   33
  Item 6.  Selected Financial Data...............................................................   33
  Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.   34
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk............................   48
  Item 8.  Financial Statements and Supplementary Data...........................................   51
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..   90

PART III

  Item 10.  Directors and Executive Officers of the Registrant...................................   90
  Item 11.  Executive Compensation...............................................................   90
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................   90
  Item 13.  Certain Relationships and Related Transactions.......................................   90

PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   90

PART I

Item 1.  Business.

     GE Financial Assurance Holdings, Inc. ("GE Financial Assurance", together with its subsidiaries, the "Company"), through its direct and indirect subsidiaries, is engaged in the life insurance, annuity, long-term care insurance, mutual fund, retirement investment plan, income protection package, and property and casualty insurance business almost entirely in North America and Asia.

Ownership of the Company

     All the outstanding common stock of GE Financial Assurance is owned by General Electric Capital Corporation ("GE Capital"), a wholly owned subsidiary of General Electric Capital Services, Inc., which in turn is wholly owned, directly or indirectly, by General Electric Company ("GE"). GE Financial Assurance's principal executive offices are located at 6604 West Broad Street, Richmond, Virginia 23230 (telephone (804) 281-6000).

     GE Capital provides a wide variety of financing, asset management, and insurance products and services which are organized into five operating segments. These segments are (1) consumer services; (2) equipment management;
(3) mid-market financing; (4) specialized financing; and (5) specialty insurance. The long-term debt obligations of GE Capital are rated "AAA" by Standard & Poor's Corporation ("S&P") and "Aaa" by Moody's Investors Services, Inc. ("Moody's").

General Description of Business

     GE Financial Assurance is a holding company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products and income protection packages almost entirely in North America and Asia. The Company effectively began operations in April 1993 with the acquisition of GNA Corporation. The Company has continued to broaden its operations through a series of acquisitions and other transactions consummated since 1993. See "Acquisitions and Other Transactions." The Company's product offerings are divided along two major segments of consumer needs: (i) Wealth Accumulation and Transfer, and (ii) Lifestyle Protection and Enhancement.

     The Company's principal product lines under the Wealth Accumulation and Transfer segment are (i) annuities (deferred and immediate; either fixed or variable), (ii) life insurance (universal, term, ordinary and group), (iii) guaranteed investment contracts (GICs) including funding agreements and (iv) mutual funds and retirement plans. Wealth Accumulation and Transfer products are used by customers as vehicles for accumulating wealth, often on a tax-deferred basis, transferring wealth to beneficiaries, or providing a means to replace the insured's income in the event of premature death. The Company's distribution of Wealth Accumulation and Transfer products is currently accomplished through three primary distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors, and (iii) marketing through businesses.

     The Company's principal product lines under the Lifestyle Protection and Enhancement segment are (i) long-term care insurance, (ii) supplemental accident and health insurance, (iii) personal lines of automobile insurance and (iv) income protection packages. Lifestyle Protection and Enhancement products are used by customers to protect their income and assets from the adverse economic impacts of significant health care costs, unanticipated events that cause temporary or permanent loss of earnings capabilities, and automobile accidents and related liabilities. The Company also provides consumers with club membership opportunities which are primarily income protection packages allowing coverage of or discounts on certain personal expenses (auto towing, vision care, etc.). The Company's distribution of Lifestyle Protection and Enhancement products is currently accomplished through four primary distribution methods:
(i) intermediaries, (ii) dedicated sales forces and financial advisors, (iii) marketing through businesses, and (iv) direct and affinity based marketing through e-commerce, telemarketing, and direct mail.

Recent Transactions

     On July 1, 2000, the Company acquired 90% of the long-term care insurance portfolio of Citigroup's Travelers Life and Annuity unit and certain assets related thereto for $411 million ("the Travelers Transaction"). In addition, the Company and certain Citigroup companies entered into agreements to underwrite and distribute long-term care insurance through a long-term strategic alliance. Under this agreement, the Company will market to the distribution channels of Citigroup, including Travelers.

     On April 1, 2000, the Company acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Mutual Life Insurance Company. Phoenix American Life Insurance Company, subsequently renamed GE Group Life Insurance, provides insurance to small companies.

     Effective March 1, 2000, one of the Company's subsidiaries, GE Edison Life Insurance Company ("GE Edison"), acquired, by means of a comprehensive transfer ("the Toho Transfer") in accordance with the Insurance Business Law of Japan ("IBL"), the insurance policies and related assets of Toho Mutual Life Insurance Company, a Japanese life insurer ("Toho"). GE Edison assumed approximately $21.9 billion of policyholder liabilities and other obligations and $20.3 billion of cash and invested assets, the difference between such amounts being attributable to the present value of future profits on the transferred insurance policies. Toho, which continues to exist as a separate and independent entity, will liquidate its remaining assets and liabilities following the comprehensive transfer. Such liquidation is not expected to have any impact on the Company's financial position or results of operations.

     GE Edison had previously acquired Toho's operating infrastructure in March 1998. See "Acquisitions and Other Transactions". In June 1999, the Financial Services Agency ("FSA") of Japan determined that Toho's continued operation was not in the best interest of its policyholders given its weak financial position. As a result, the FSA issued a partial business suspension order to Toho on June 4, 1999. In connection with such suspension order, the FSA appointed two independent individuals from the Japanese insurance industry and the Life Insurance Association of Japan as administrators of Toho (collectively, "the Administrator").

     Under the IBL, the sole means for rehabilitating an insolvent insurer is through a comprehensive transfer of the insurer's insurance policies and assets to a rescuing company. On December 22, 1999, the Administrator entered into an agreement with GE Edison, acting as the rescuing company, for the comprehensive transfer of Toho's insurance policies. In conjunction with the comprehensive transfer, the Administrator restructured Toho's in-force insurance contracts. The restructured insurance contracts have surrender charges, reduced benefits and lower policy guarantees. As an inducement for GE Edison to become the rescuing company, Japan's Policyholder Protection Corporation contributed approximately $3.6 billion as part of the assets supporting Toho's restructured policies. In December 1999, in connection with the comprehensive transfer, the Company acquired the common stock of GE Edison held by Toho. Consequently, the Company owns 100% of GE Edison through various subsidiaries.


     The Company accounted for the comprehensive transfer under the purchase method of accounting and, accordingly, the results of operations of the restructured insurance contracts and related assets have been included in the Company's Consolidated Financial Statements since the date of the Toho Transfer. In connection with the Toho Transfer, the Company terminated its reinsurance arrangements with Toho. Certain amounts in the Consolidated Statements of Income for the year ended December 31, 2000 reflect the impact of terminating such arrangements. The termination of the reinsurance arrangements did not have a significant effect on net earnings for the year ended December 31, 2000.

     On July 30, 1999, in connection with Montgomery Ward Holding Corp.'s plan of reorganization under Chapter 11 of the federal bankruptcy laws, GE Capital acquired Signature Financial/Marketing, Inc. ("The Signature Group") - for an aggregate purchase price of $885 million. The acquisition was completed through a series of mergers involving various Signature companies and subsidiaries of the Company with the Company's subsidiaries being the surviving company in such mergers. The effect of the mergers was to cause Signature to become a subsidiary of GE Financial Assurance. This acquisition provides strategic value through the enhancement of the Company's affinity group and direct marketing capabilities.


Strategy

     The Company believes that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to medical advances, the reduction in government- and employer-sponsored benefit programs and the increased need for estate planning for the most affluent group of retirees in history, have, and will continue to increase, the demand for innovative products and services to solve individual financial challenges. The Company's strategy is designed to take advantage of these trends by offering a broad array of products and services through the Company's four major channels of distribution. See "Marketing and Distribution - North America and Japan."

     The Company's approach to this opportunity is to maintain a number of businesses with unique product and distribution capabilities designed to deliver innovative products and services associated with accumulating, transferring and protecting the consumer's wealth and lifestyle. Most of the Company's products are targeted at middle to upper income consumers and individuals employed by small to mid-sized companies. To date, the Company has operated almost entirely in North America and Asia.

     The Company's strategy is to be a consumer financial solutions provider through (i) intense customer focus, (ii) generation of core business line growth, and (iii) competitive cost leadership. These elements are further supported by a strong foundation of operating fundamentals. The Company's strategy consists of the following four elements:

     .    Customer Focus: This is the foundation on which the Company is based.
          ---------------
          The Company focuses on two sets of customers on two fronts: (i) end consumers and (ii) distribution partners/producers. The core concept for the Company is to be customer needs driven and to simplify consumers' financial lives. In order to accomplish this, the Company has positioned itself to go beyond only offering products to offering financial planning tools and education and enabling personalized solutions that provide options and choices for consumers. By providing financial solutions for every stage of a consumer's life, the Company believes it will differentiate itself and create an affinity with customers that will translate into lifetime relationships. In addition, the Company focuses on continuously expanding the support services and technology offered to its distribution channels.

     .    Growth. This element begins with the Company's focus on driving core
          -------
          business growth, building its distribution capabilities, maintaining a broad range of fresh innovative products and services, and expanding its international presence. The Company's business units focus on key customer groups and distribution channels which are well positioned to maximize marketplace penetration. The Company believes that its customers are becoming increasingly sophisticated in assessing their needs for savings, insurance and retirement. The Company's products and services are designed to meet needs based on input from customers and the distributors who service them. To enable the Company to obtain this input, it endeavors to create and maintain direct contact with its key customer groups, as well as the distributors who service them. The Company sees branding as increasingly important in the competitive financial security industry. As such, the Company actively promotes the GE brand, which is highly attractive to consumers and distributors, while ensuring all appropriate legal and regulatory disclosures are made.

          The Company's distribution strategy is focused on penetrating its targeted markets through four types of distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors,
          (iii) marketing through businesses and (iv) direct and affinity based marketing through e-commerce, telemarketing and direct mail. Through each distribution type, core growth will be driven by strong product development, disciplined marketing and sales expansion of specific distribution relationships, and selective cross-marketing of products. Additionally, the Company's commitment to e-commerce has allowed it to capitalize on two fundamental opportunities to further accelerate its growth: (1) making the Company's existing businesses and ways of serving consumers more effective by being faster and more cost efficient, and (2) creating entirely new product and service capabilities or processes to build new ways of reaching consumers and its distributors. In the Company's view, the Internet and Internet based processes represent not just a new distribution channel, but a new way of doing business. See "Marketing and Distribution-North America and Japan."

          The Company has acquired a number of organizations which offer a broad array of products and services designed to address the wealth accumulation and transfer and lifestyle protection and enhancement needs of consumers. While the Company's primary focus will be on increasing its sales of existing products by enhancing its marketing and sales, product development and service capabilities, the Company will continue to consider opportunities to enter new markets. Entry into these new markets will be accomplished through (1) development of new products for sale through existing channels, (2) development of new products to serve new channels, (3) creation of new distribution segments within established channels and (4) alliances with, or acquisition of, entities with an established presence in existing markets or distribution channels.

          The Company recognizes that demographic trends similar to those existing in the United States are also present in Japan, Western Europe, and in other developed countries. Additionally, other markets are in the process of developing financial services capabilities like those currently available in the United States and are going through various stages of deregulation, demutualization, or restructuring. The Company continually monitors these developments and considers opportunities to participate in these markets. GE Financial Assurance believes that deregulation, consolidation, the growth of the new middle income classes, and the shift towards consumers taking control of their own retirement and protection needs (versus relying solely on government and corporate plans) will create additional opportunities for international expansion.


     .    Leadership in Cost Competitiveness and Productivity. The Company
          ---------------------------------------------------
          recognizes that consolidation in the financial services industry will create fewer, but larger competitors. The Company's ability to effectively compete will be dependent upon, among other things, its ability to maintain operating scale and continually reduce its expenses through the elimination of duplicate functions and the use of enhanced technology. The Company's continued commitment to bring together its recent acquisitions into integrated platforms with common information systems is designed to create a competitive advantage in the marketplace. While the Company believes that the diversity of its distribution channels is also a competitive advantage, it recognizes the need to coordinate its efforts to provide a unified face to its customers and distributors. The Company has worked, and will continue to work, to promptly integrate its recent acquisitions, many of which have enhanced existing distribution channels or added new ones. The Company is committed to service excellence through the implementation of quality initiatives and technology to provide timely and efficient response to all consumer inquiries, needs and requests. Further, the Company is continuously analyzing means by which it can digitize and e-enable processes. The e-business initiative is a broad-based program to enable the Company to conduct a growing portion of its business over the Internet. Benefits from this initiative include improved customer service, expanded product and service offerings, and increased operating efficiency for both the Company and its customers. The Company believes that its continued success will be predicated upon its ability to achieve game-changing efficiencies through the use of digitization and the Internet.

     .    Strong Foundation of Operating Fundamentals. The Company's dedication
          -------------------------------------------
          to providing quality products to its customers rests on maintaining a strong risk management, compliance and controllership focus while utilizing technology for competitive advantage. This focus provides a solid foundation for the Company's successful execution of its business strategy. Risk management, compliance and controllership processes and practices have been a long-standing strength of GE and GE Capital. The Company has developed processes and practices appropriate for its operating businesses leveraging the experience of the GE System. The Company believes that its commitment to technology, as demonstrated by its upgrading of its life insurance administration and underwriting systems and development of integrated computer systems which propose, issue and administer various types of contracts, will enable the Company and its distributors to be increasingly more productive and thus provide competitive advantages in the marketplace.

Acquisitions and Other Transactions

     The Company effectively began operations in April 1993 with the acquisition of GNA Corporation. The Company has continued to broaden its operations through a series of acquisitions and other transactions since 1993. The following table sets forth the primary acquisitions and other transactions that GE Financial Assurance has completed over the last five years with a brief description of the new products and principal distribution channels each has brought to GE Financial Assurance.

                                                                                                         Principal
                Transaction                         Date            Principal Products             Distribution Channel
                -----------                         ----            ------------------             --------------------
 Union Fidelity Life Insurance Company           April 1996      Credit products and               Affinity marketing
                                                                 supplemental accident and         and marketing
                                                                 health products                   through businesses
                                                                                                   and brokers

 The Life Insurance Company of Virginia          April 1996      Variable annuities, universal     Intermediaries,
  (subsequently renamed GE Life and Annuity                      life insurance guaranteed         dedicated sales
  Assurance Company)                                             investment contracts ("GICS")     force and financial
                                                                 and funding agreements            advisors

 First Colony Life Insurance Company ("First     December 1996   Life insurance, retirement        Intermediaries
  Colony")                                                       annuities and structured
                                                                 settlements

 Colonial Penn Insurance Company ("Colonial      November 1997   Personal lines of automobile      Direct marketing
  Penn")                                                         insurance

 GE Edison (former operating infrastructure      March 1998      Life insurance, health and        Dedicated sales
  of Toho Mutual Life Insurance Co.)                             annuity products                  force and
                                                                                                   intermediaries

 The Signature Group                             July 1999       Income protection packages,       Affinity and direct based
                                                                 life insurance, accident and      marketing
                                                                 health and credit products

 Toho Mutual Life Insurance Company              March 2000      Life insurance, health, and       Acquired block of
  (insurance policies and related assets)                        annuity products                  business

 Phoenix American Life Insurance Company         April 2000      Life insurance, disability, and   Dedicated
                                                                 dental products                   sales force

 The Travelers Transaction                       July 2000       Long-term care insurance          Dedicated
                                                                 products                          sales force

Ratings

     GE Financial Assurance's principal subsidiaries are rated by A.M. Best Company (A. M. Best) Standard & Poor's (S&P), and Moody's independent rating agencies, as follows:

Company                                                              A.M. Best Rating        S&P Rating             Moody's Rating
-------                                                              -----------------       ----------             --------------
First Colony Life Insurance Company..............................    A++ (superior)          AA (very strong)       Aa2 (excellent)
Federal Home Life Insurance Company..............................    A+ (superior)           A\\pi\\ (good)         Aa2 (excellent)
General Electric Capital Assurance Company.......................    A+ (superior)           AA (very strong)       Aa2 (excellent)
GE Life and Annuity Assurance Company............................    A+ (superior)           AA (very strong)       Aa2 (excellent)
Union Fidelity Life Insurance Company............................    A+ (superior)           A\\pi \\ (good)        Not Rated
Colonial Penn Insurance Company..................................    A- (excellent)          AA (very strong)       Not Rated
GE Edison Life Insurance Company.................................    Not Rated               AA (very strong)       Not Rated

     A.M. Best's ratings for insurance companies currently range from A++ to F and some companies are not rated. A.M. Best's ratings are based upon an evaluation of a company's: (i) financial strength (leverage/capitalization, capital structure/holding company, quality and appropriateness of reinsurance program, adequacy of loss/policy reserves, quality and diversification of assets, and liquidity); (ii) operating performance (profitability, revenue composition, and management experience and objectives) and (iii) market profile (market risk, competitive market position, spread of risk, and event risk). "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have a very strong ability to meet their ongoing obligations to policyholders. "A" and "A-" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have a strong ability to meet their ongoing obligations to policyholders. A.M. Best's ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

     Standard & Poor's ratings for insurance companies currently range from AAA to R. Standard & Poor's ratings are based upon information furnished by rated organizations or obtained from other sources that it deems reliable. Standard & Poor's Insurer Financial Strength Rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance contracts and policies in accordance with their terms. "AAA" ratings are assigned to those companies that in Standard & Poor's opinion have extremely strong financial security characteristics. "AA+", "AA" and "AA-"ratings are assigned to those companies that in Standard & Poor's opinion have very strong financial security characteristics and differ only slightly from "AAA". "A" ratings are assigned to those companies that in Standard & Poor's opinion have strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than those insurers with higher ratings. Ratings denoted with a "pi" subscript, are Insurer Financial Strength Ratings based solely on an analysis of published financial information and additional information in the public domain.

     Moody's ratings for insurance companies currently range from Aaa to C. Moody's ratings are based upon the use of a multidisciplinary approach to risk analysis. Moody's relies on the judgement of a diverse group of credit risk professionals who analyze relevant risk factors in connection with a variety of scenarios specific to the rated company. Moody's insurance financial strength ratings are opinions on the ability of a company to punctually repay senior policyholder claims and obligations. "Aa" ratings are assigned to those companies that in Moody's opinion offer excellent financial security. These companies are deemed high-grade companies. Numeric modifiers are used to refer to the ranking within a group, with "1" being the highest, and "3" being the lowest.

Products

     Wealth Accumulation and Transfer Products - North America

Annual Life Insurance

     The following table presents the aggregate amount of the Company's North American annualized premiums of life insurance for the periods presented.

                Annualized Premiums of Life Insurance

                                                                   Years ended December 31,
                                                                  ------------------------
                                                                 2000        1999      1998
                                                                 ----        ----      ----
                                                                    (Dollars in Millions)
Annualized Premiums of Life Insurance
 Term......................................................    $  745     $   577    $  503
 Permanent.................................................       698         580       528
                                                               ----------------------------
 Total.....................................................    $1,443     $ 1,157    $1,031
                                                               ============================

     The following table presents first year sales of the Company's life insurance products, by type, for the periods presented.

        Life Insurance Policies by Type - First Year Premiums Received

                                                              Years ended December 31,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
                                                                (Dollars in Millions)
First Year Life Insurance Premiums Received:
 Term.....................................................      $ 211    $ 157    $  85
 Permanent................................................        123       80      117
                                                                -----------------------
 Total....................................................      $ 334    $ 237    $ 202
                                                                =======================

Term Life Insurance. Term life insurance provides life insurance protection for a limited time: a death benefit is paid only if the insured dies during the specified term. The Company's term life insurance products offer competitively priced graded premium life insurance products that offer low cost insurance protection. These products generally have level premiums for initial terms of 1, 5, 10, 15, 20 or 30 years and give the policyholder the contractual right to continue coverage for life.

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

           Single Premium Immediate Annuities - Deposit Liabilities


                                                        As of December 31,
                                                        ------------------
                                                   2000        1999        1998
                                                   ----        ----        ----
                                                      (Dollars in Millions)

Single Premium Immediate Annuities:
 Structured Settlement.........................  $10,812     $10,092     $ 9,102
 Retirement....................................    3,458       3,216       2,746
                                                 -------------------------------
 Total.........................................  $14,270     $13,308     $11,848
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


     The following table presents total sales of the Company's single premium immediate annuity products for the periods presented. Premiums related to single premium immediate annuity contracts without life contingencies are reported as deposit liabilities under accounting principles generally accepted in the United States of America ("U.S. GAAP").

            Single Premium Immediate Annuities - Deposits Received


                                                       Years ended December 31,
                                                       ------------------------
                                                       2000      1999      1998
                                                       ----      ----      ----
                                                        (Dollars in Millions)

Single Premium Immediate Annuities:
 Structured Settlement..............................  $  569    $  752    $  827
 Retirement.........................................     549       565       360
                                                      --------------------------
 Total..............................................  $1,118    $1,317    $1,187
                                                      ==========================


Structured Settlement. Structured settlements provide an alternative to a lump sum settlement in a personal injury case and are generally purchased by property and casualty insurance companies for the benefit of an injured claimant with benefits scheduled over a fixed period and/or for the life of the claimant thereafter. Structured settlements offer tax advantaged long-range financial security to the injured party and facilitate claim settlement for the casualty insurance carrier. First Colony was a pioneer in this business in the late 1970's and early 1980's and has consistently been a significant provider since the market's inception. General Electric Capital Assurance Company ("GE Capital Assurance") has been a significant provider since 1993.

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

Retirement. SPIAs used for retirement purposes are identical to those used to facilitate structured settlements in that payments begin immediately, cannot be surrendered or borrowed against and guarantee a fixed stream of benefits. Retirement annuities are typically sold to older annuitants and, therefore, are somewhat shorter in average contract life than structured settlement annuities.

Single and Flexible Premium Deferred Annuities, GICs and Funding Agreements

     The following table presents the Company's single and flexible premium deferred annuities and GICs and funding agreements in force for the periods presented. Premiums related to these products are reported as deposit liabilities in accordance with U.S. GAAP.

 Single and Flexible Premium Deferred Annuities, GICs and Funding Agreements - Deposit Liabilities

                                                            As of December 31,
                                                            ------------------
                                                          2000     1999    1998
                                                          ----     ----    ----
                                                          (Dollars in Millions)

Single and Flexible Premium Deferred Annuities
 Fixed...............................................    $10,720 $11,894 $11,976
 Variable............................................     10,759   9,223   5,885
GICs and Funding Agreements..........................      5,836   4,194   2,425
Other................................................        110     111     250
                                                         -----------------------
 Total...............................................    $27,425 $25,422 $20,536
                                                         =======================

  Single and Flexible Premium Deferred Annuities, GICs and Funding Agreements - Deposits Received


                                                       Years ended December 31,
                                                       ------------------------
                                                      2000       1999       1998
                                                      ----       ----       ----
                                                        (Dollars in Millions)

Single and Flexible Premium Deferred Annuities
 Fixed............................................   $1,794     $1,060    $  658
 Variable.........................................    3,071      2,662       908
GICs and Funding Agreements.......................    2,395      2,054     1,087
                                                     ---------------------------
 Total............................................   $7,260     $5,776    $2,653
                                                     ===========================

Single and Flexible Premium Deferred Annuities

     Fixed Annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows the owner to make additional payments into the contract. During the accumulation period, the insurance company credits the account value of the annuity with interest earnings at a current interest rate (the crediting rate) that is guaranteed for a period of one to five years, at the annuitant's option, and, thereafter, is subject to change based on prevailing market rates and product profitability. Each contract also has a minimum guaranteed rate. This accrual of interest during the accumulation period is on a tax-deferred basis to the policy owner. After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment, a specified income for life or a specified income for a fixed number of years. The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his account. Withdrawals in the early years of the contract are subject to a significant surrender charge. In 2000, issued policies impose surrender charges which vary from 6% to 7% of the account value starting in the year of policy issue and decrease to zero over a six to nine year period. After the first twelve months that the contract is in-force, an annuitant may withdraw annually up to 10% of the account value without penalty.

     At least once each month, the Company establishes an interest crediting rate for its new fixed SPDA and FPDA policies. In determining the Company's interest crediting rate on new policies, management considers the competitive position of the Company, prevailing market rates and the profitability of the annuity product. After policy issue, the Company maintains the initial crediting rate for a minimum period of one year. Thereafter, the Company may adjust the crediting rate not more frequently than once per year for a given SPDA policy. Interest rates credited on the Company's in-force SPDA and FPDA policies ranged from 4% to 7.5% at December 31, 2000. All of the Company's annuity products have minimum guaranteed crediting rates ranging from 3.0% to 7.5% for the life of the policy.

     The Company offers an SPDA product that links the amount of interest credited to the S&P 500 Index. This indexed annuity allows customers to participate in the growth in the S&P 500 while providing protection of principal and a guaranteed return on the substantial portion of the initial premium. The guaranteed minimum crediting rate on the product is 3% per annum. The product has a ten-year surrender charge period with surrender charges of up to 8%. The Company earns an annual administrative fee on the product that is computed based on the policy's accumulated value.

     Variable Annuities. A variable annuity has an accumulation period and a payout period. The main difference from a fixed SPDA or FPDA is that the contractholder can place a portion of their premiums in a separate account maintained for variable annuities, distinct from the Company's general assets and liabilities. Contractholders have discretion to allocate their premiums among several available subaccounts (mutual funds and other investment funds, including a fixed account, which are held by the Company). The cash surrender value of a variable annuity policy depends on the age of the policy and the performance of these underlying funds, which the contractholder may reallocate from time to time. There is no guaranteed minimum rate in the subaccount components of variable annuity policies. Similarly, during the variable annuity's payout period, the payments distributed to the annuitant may fluctuate with the performance of the underlying subaccounts selected by the owner (a fixed payout may also be available depending upon individual contract provisions). Variable annuities provide the Company with fee based revenue in the form of mortality and expense fees charged to the contractholder's account.

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

     Funding Agreements credit interest at a rate that is indexed to LIBOR (London Interbank Offered Rate).These contracts are typically renewed annually, however, either the Company or the contract holders can terminate the Funding Agreement after giving notice within the contract's specified notice period (generally a period of 90 days or less). The aggregate amount of the Company's outstanding Funding Agreements with put option features is approximately $2.3 billion. The Company has established a line of credit with its parent in an amount sufficient to provide liquidity in the event of an unusual level of early terminations. The Company has also issued $0.4 billion of longer term Funding Agreements. These contracts have maturities of up to 7 years and contain no early termination provision.

Mutual Funds

     The Company through its subsidiary, GE Investment Distributors, Inc., offers certain mutual funds to retail customers through various distribution channels. These funds are managed by GE Asset Management Incorporated ("GEAM"), a wholly owned subsidiary of GE and an affiliate of the Company.

     In addition, the Company markets GE Investments Funds, Inc. ("GEI Funds"), a family of mutual funds also managed by GEAM and offered exclusively as investment vehicles for certain variable annuity contracts and variable life insurance contracts issued by the Company or by other affiliated insurers.

     Wealth Accumulation and Transfer Products - Japan

     GE Edison in Japan offers various life insurance, health, and annuity products using a dedicated sales force and institutional sales. GE Edison's in force business expanded significantly due to the transfer of the Toho insurance policies to GE Edison in March 2000.

Annual Life Insurance

     The following table presents the aggregate amount of GE Edison's annualized premiums of insurance for the periods presented.

                       Annualized Premiums of Insurance

                                                        Years ended December 31,
                                                        ------------------------
                                                          2000    1999    1998
                                                          ----    ----    ----
                                                          (Dollars in Millions)

Annualized Premiums of Insurance:
 Term..................................................  $  163   $  43   $  16
 Whole Life, Endowment, and Medical....................   1,202     193      83
                                                         ----------------------
 Total.................................................  $1,365   $ 236   $  99
                                                         ======================

     The following table presents first year sales of GE Edison's insurance products, by type, for the periods presented.

              Insurance Policies by Type - First Year Premiums Received

                                                        Years ended December 31,
                                                        ------------------------
                                                         2000     1999     1998
                                                         ----     ----     ----
                                                          (Dollars in Millions)
 First Year Insurance Premiums Received:
 Term...............................................     $  36    $  28   $   21
 Whole life, Endowment, and Medical.................       184      115      210
                                                         -----------------------
 Total..............................................     $ 220    $ 143   $  231
                                                         =======================

Term Life Insurance. Term life insurance provides life insurance protection for a limited time: a death benefit is paid only if the insured dies during the specified term. These policies generally have initial terms of 10 and 15 years and are now only sold as non-participating.

Whole Life Insurance. Life insurance provides life insurance protection for the entire life of the insured and has an investment component. Benefits are paid in the event of death or severe disability. Attached riders provide coverage for hospitalization and certain diseases. Since April 1999, underwriting has included non-smoking and preferred risk categories.

Endowment Insurance. Endowment insurance provides life and insurance protection with a limited time with a maturity benefit.

Medical insurance. Medical insurance provides supplemental medical protection for a fixed period or for a lifetime. In the case of hospitalization, a certain, fixed amount is paid daily based on the length of hospitalization up to a maximum of 60 or 124 days per stay and up to a maximum of 500 or 1,000 days per policy depending on the specific product terms.

Fixed Single Premium Deferred Annuities

     Premium deposits are reported as deposit liabilities in accordance with U.S. GAAP. Deposit liabilities for SPDAs were $609, $534, and $10 million as of December 31, 2000, 1999, and 1998, respectively. Deposits received for fixed SPDAs were $435, $219, and $46 million for the years ended December 31, 2000, 1999, and 1998, respectively.

     A fixed single premium deferred annuity provides for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. Initially, the annuitant must select either a yen or dollar-dominated policy. During the accumulation period, GE Edison credits the account value of the annuity with interest earnings at a guaranteed interest rate. This accrual of interest during the accumulation period is on a tax-deferred basis to the annuitant. After the number of years specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity as a single payment or a specified income payment for a fixed number of years. The annuitant is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the interest credited to his account. Withdrawals in the early years of the contract are subject to a significant surrender charge. In 2000, policies issued impose surrender charges which vary from 6.5% to 10.5% of the account value starting in the year of policy issue and decrease to zero over a 5 to 8 year period.

     On a monthly basis, GE Edison establishes a guaranteed interest rate for its new fixed SPDA policies. GE Edison's interest crediting rate on new policies is determined based on the previous months U.S. Government Bond Rate and the Japanese Government Bond Rate. After policy issuance, GE Edison maintains the initial crediting rate for the accumulation period. Interest rates credited on GE Edison's in-force fixed SPDA policies ranged from 1.0% to 4.93% at December 31, 2000. The 4.93% relates to an innovative U.S. Dollar-based annuity product.

    Lifestyle Protection and Enhancement Products -North America and Japan

     The Company's Lifestyle Protection and Enhancement product lines in North America and Japan include long-term care insurance, supplemental accident and health, Medicare supplement, automobile insurance and income protection packages. The Company's Lifestyle Protection and Enhancement product lines in Japan are not significant.

     The following table presents total sales of the Company's Lifestyle Protection and Enhancement products for the periods presented.

       Lifestyle Protection and Enhancement Products-Annualized Premiums

                                                       Years ended December 31,
                                                       ------------------------
                                                        2000     1999     1998
                                                        ----     ----     ----
                                                        (Dollars in Millions)

Long-Term Care.......................................   $ 203    $ 158    $ 112
Supplemental Accident and Health.....................     223      120       66
Automobile Insurance.................................      84      130      106
Income Protection Packages...........................     153       95        -
Other (Medicare Supplement and Credit Insurance).....      75       66       90
                                                        -----------------------
  Total..............................................   $ 738    $ 569    $ 374
                                                        =======================

Long-Term Care Insurance

     The Company is among the leading companies in the sale of individual long-term care insurance policies when measured by first-year annualized premium and policies in force. Such policies provide coverage within prescribed limits for nursing facilities, community and in-home care. Long-term care insurance policies are expected to continue to grow due to the increased awareness of such products among senior citizens and the rapid growth of the senior population. The impact of sales to the emerging senior population may affect the Company's historical experience with this product. The Company will continue to closely monitor trends and developments which may impact the operating results for this product.

     Coverages in force for nursing facilities include both expense incurred and daily fixed dollar benefit policies. Currently, only expense incurred policies subject to a monthly maximum are being sold, with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing facility stay before the insurance coverage begins) and a maximum benefit amount. Home health care benefits pay covered charges, after Medicare coordination, and are also subject to a monthly maximum dollar limit and an overall maximum. The applicant may select from one of several available benefit levels.

     The Company's policies are guaranteed renewable and, consequently, the Company has the right to change premiums by policy class, but not based on age or health of any individual.

Supplemental Accident and Health, and Medicare Supplement

     The Company offers supplemental accident, health and disability products to corporations, associations, affinity groups and certain individuals. The Company markets supplemental accident and health products because it believes that offering a broad range of products is essential to being a preferred provider of benefits which effectively meets the needs of employers and consumers. The Company's supplemental accident and health products include a variety of coverages such as specified disease policies, hospital indemnity coverages, accident policies, disability income policies and group life insurance. These policies pay a fixed daily benefit while an insured is hospitalized, pay a lump sum upon the occurrence of a covered event, or in the case of disability income, provide continuous payments to insureds during periods of disability. Accidental death and dismemberment products pay a lump sum benefit upon the occurrence of accidental death or dismemberment. Many of the Company's supplemental accident and health products have defined benefit limits. The Company has a maximum retention of risk per any single case or individual, which limits risk in the event that its claims experience deviates from the assumptions used in setting premium rates.

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

Income Protection Packages

     The Company, through its acquisition of The Signature Group, is a leading provider of membership-based products and services, including credit card registration, auto clubs, dental, and legal services plans. These products are typically sold through affiliations with major banks, retailers, oil companies, communications companies, credit card issuers and associations. The Company pays a portion of consumer membership fees to the affiliated organizations, representing a commission for marketing rights.

Other

     This category includes Medicare supplement and credit life products. Medicare supplement policies provide coverage for many of the medical expenses which the Medicare program does not cover, such as the deductible and coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Credit life products consist of life and accident and health insurance coverages offered to consumer debtors.

Product/Service Centers

     The Company has established the following five primary product/service centers for creating and servicing its North American products: (i) the fixed life and annuities business primarily operates in Lynchburg, Virginia; (ii) the variable life and annuities business primarily operates in Richmond, Virginia;
(iii) the long-term care insurance business primarily operates in San Rafael, California; (iv) the automobile insurance business primarily operates in Ft. Washington, Pennsylvania; and (v) the income protection package membership business primarily operates in Schaumburg, Illinois. The Company's product/service centers for the Asian market are located in Tokyo and Yokohoma, Japan.

Marketing and Distribution - North America

     The Company presently distributes its products through four primary channels:

     . Intermediaries, such as brokerage general agencies (BGAs), banks, securities brokerage firms, financial planners, accountants, producers, and specialized brokers;

     .    Dedicated sales forces and financial advisors;

     .    Marketing through businesses; and

     . Direct and affinity based marketing through e-commerce, telemarketing and direct mail.

     Further, the Company has developed a web portal for its distribution channels called GEFinancialPro.com. The GE Financial Pro portal improves productivity for financial intermediaries and agents by enabling business submissions, account tracking and status updates through the World Wide Web. Additionally, the Company has developed The GE Financial Service site for the Company's intermediaries and consumers. GE Financial Service provides similar life simplification services for these consumers, giving them the ability to change everything from their addresses to investment accounts online.

     Intermediaries

BGAs. The Company distributes many of its products (including fixed and variable annuities, long term care insurance, life products such as variable, universal, whole, survivorship and term life insurance (including impaired risk underwriting), and immediate annuities) through more than 200 independent insurance brokerage firms located throughout the United States. These BGAs market the Company's products through approximately 135,000 licensed insurance agents or brokers, who also represent other companies. The Company believes its consistent commitment to this system has helped it earn a reputation as a leading provider of insurance products among BGAs. The Company endeavors to be placed at the top of the BGAs' list of sources of insurance products and services (such as impaired risk life underwriting) in which the Company specializes. To achieve this objective, the Company seeks to provide innovative and competitive products and services for BGA and end-customer needs, personalized quality service for the BGAs' agents and brokers and competitive pricing. Services offered by the Company to the BGAs' agents and brokers includes the opportunity to participate in the Company's Brokerage University, which offers an integrated insurance training curriculum. Agents and brokers also have access to a computer-based system which gives them instant access to data regarding their customers' policies and applications with the Company and information systems that assist in running their businesses.

     The Company's commitment to the independent general agency system has allowed it to develop a loyal relationship with these general agencies. Of the Company's 20 leading BGAs in 2000, on the basis of first year commissions earned, most were among the leading general agents of the Company for the prior 10 years. No individual general agency accounted for more than 23% of total BGA's first year annualized life premium, and 18% of total fixed life first year annualized premium. The Company believes the loss of any one BGA relationship in any given year would not materially impact the Company's financial results.

Banks and Securities Brokerages. Banks and securities brokerage firms are a significant and growing distribution channel for the Company's fixed and variable annuities, life insurance products and mutual funds. Over the last few years distribution of the Company's products through securities brokerage firms has substantially increased, primarily due to GE Life and Annuity Assurance Company's ("GE Life and Annuity") distribution of variable annuity products through a large network of securities brokerage firms. In addition, a significant percentage of the Company's single premium immediate annuities are sold through major stock brokerage firms and banks.

Financial Planners, Accountants, and Producer Groups. The Company sells some of its products under the Wealth Accumulation and Transfer segment, such as fixed and variable annuities and universal and term life insurance, through financial planners, accountants and producer groups. These groups emphasize providing investment and insurance products to one of the Company's target customer groups. The Company believes that financial planners, accountants and producer groups present an opportunity for growth within the intermediary distribution channel.

Specialized Brokers and Other Distribution. The Company's single premium immediate annuities used to facilitate structured settlements are sold through a network of specialized independent brokers. These brokers are skilled in claims negotiation and experts in the creation of benefit plans tailored to the needs of individual claimants and their families. As a pioneer in this industry, the Company has the oldest and largest distribution system in this market. Its products are sold through approximately 350 specialized brokers located throughout the United States. The Company's relationship with many of these specialized brokers dates back to the inception of this market. The Company believes it can continue to expand its product offerings to further develop its position in this market.

     The Company sells GICs through specialized GIC brokers, fund managers, employee benefit investment advisors and directly to large employee benefit plans. The Company sells Funding Agreements directly, as well as through brokers, institutional accredited investors, and banks acting in a fiduciary capacity.

     Dedicated Sales Forces and Financial Advisors.

     Dedicated sales forces consist primarily of non-employees who sell products of the Company on an exclusive basis and to a lesser extent, a sales force employed directly by the Company. All non-employee dedicated sales force agents are affiliated with an insurance agency. Dedicated sales forces are compensated by the Company primarily on a commission basis.

     The Company has a network of specialized agents who develop customized solutions to customer's future financial requirements utilizing the Company's annuity, mutual fund, life insurance, long-term care insurance, and supplemental accident and health insurance products. The Company offers customers free financial profiles to assist their understanding and development of financial objectives. Prospective customers are identified through direct mail solicitation, educational seminars, policyholder referrals, and targeted promotions linked to the Company's national advertising campaigns.

     The Company also sells employment based benefits and services utilizing a dedicated sales force of company employees, selling to a producer network of specialized group brokers, consultants and brokerage general agencies. This dedicated sales force leverages an independent retailing producer network of approximately 40,000 producers.

     Marketing Through Businesses

     The Company sells supplemental accident and health insurance and universal life products through employer-sponsored payroll deduction programs. Under these programs, the Company enters into a contractual arrangement with a corporate customer permitting agents of the Company to market these products directly to the corporate customers' employees on site. Employees are able to pay premiums on products they purchase by means of automatic deductions from their paychecks.

     Direct and Affinity Based Marketing through e-Commerce, Telemarketing and Direct Mail

     Direct and affinity based marketing is a form of marketing in which a company and a customer deal directly or through an affinity relationship with each other, rather than through a financial intermediary or agent. As a direct and affinity based marketer, the Company deals directly with the public and endeavors to be the lowest cost provider in this market. While the Company previously relied heavily on direct mail and telemarketing, the Company also uses the Internet and Internet sites of affinity partners to offer products directly to consumers.


     During 1999, the Company's parent, GE Capital, acquired The Signature Group and contributed it to the Company. The Signature Group is the platform for the Company's Partnership Marketing Group ("PMG"). PMG provides strategic value to the Company through greatly enhanced direct and affinity marketing capabilities. PMG provides services for consumer clubs and insurance products to customers of the most recognized names in the business. Products include auto club services, legal, dental, accident, and life and health insurance plans. The vast majority of PMG's sales are generated through direct response methods.

     Additionally, the Company expanded its e-commerce activities through, among other things, the launch of GE Financial Network, which is the Company's Internet-based channel for direct product sales. The GE Financial Network is a source for consumers to access a range of consumer financial products and services that GE Capital and the Company offers.

     As a further extension of brand and relationship enhancement, the Company also uses the Internet to educate consumers through the GE Center for Financial Learning, which was launched in February 2000. The site's goal is to provide access to financial education and insight; it is not focused on selling products directly. All of the Company's distribution channels benefit from the GE Center for Financial Learning.

Marketing and Distribution - Japan

     GE Edison presently distributes its products in Japan through two primary channels:

     . Dedicated sales forces and financial advisors, which sell directly to the consumer; and

     .  Intermediaries, such as independent agents

Dedicated Sales Force and Financial Advisors.

     Distribution through dedicated sales forces represents approximately 91% of total company sales in Japan. Dedicated sales forces consist of approximately 5,000 employees in 300 sales offices who sell products of GE Edison on an exclusive basis. Approximately 10% of the sales force is dedicated to serving the Japanese Defense Agency ("JDA") where GE Edison has sales force employees on site at JDA locations throughout Japan. Dedicated sales forces are compensated by GE Edison primarily on a commission basis.

     GE Edison has a network of specialized agents who develop customized financial services solutions to customer's future financial requirements utilizing its annuity, life insurance, and supplemental accident and health insurance products. GE Edison offers customers free financial profiles to assist in their understanding and development of financial objectives. Prospective customers are identified through educational seminars, policyholder referrals, and targeted promotions linked to GE Edison's national advertising campaigns.

Intermediaries

     GE Edison also distributes it products in Japan through more than 1,000 insurance agents located throughout Japan, 45% of whom work exclusively for GE Edison. The agency sales force is supported by a captive field force of about 100 professionals. No individual agent accounted for more than 2% of the total first year annualized premium. GE Edison believes that the loss of any one agent relationship in any given year would not materially impact its financial results. GE Edison endeavors to be placed at the top of the agent's list of sources of insurance products and services that it provides. To achieve this objective, GE Edison seeks to provide innovative and competitive products and services for agents and end-customer needs, personalized quality service for the agents and competitive pricing. Services offered by GE Edison to the agents include the opportunity to participate in the Company's Edison University, which offers an integrated insurance training curriculum.

Competition

     The Company operates in a highly competitive environment. While the Company believes it has assembled a unique collection of products and distribution channels, there are competitors that have also assembled a similar array of financial products and have similar strategic goals. The Company believes that the principal competitive factors in the sale of insurance and investment products are product features, commission structure, perceived stability of the insurer, claims paying ability ratings, service, name recognition, price and cost efficiency. Many other companies are capable of competing for sales in the Company's target markets. The Company's ability to compete is affected in part by its ability to provide competitive products and quality service to the consumer, general agents, licensed insurance agents and brokers. However, the Company believes that it competes primarily on the basis of its high level of customer focus, its financial strength and its competitively priced products.

     The Company's competition from banks and other financial institutions is likely to increase as a result of recent federal legislation. The Gramm-Leach-Bliley Act ("the Act"), enacted on November 12, 1999, will allow bank holding companies to acquire insurance companies and insurance holding companies to acquire banks. Although the ultimate effect of the Act on GE Financial Assurance and its subsidiaries and their competitors is uncertain, the Company's ability to retain its customers and to sell products could be materially impacted in the future. However, the Company believes that it is well positioned to address these challenges.

Risk Management, Compliance and Controllership

     The Company maintains a strong commitment to risk management and compliance, availing itself of GE and GE Capital's long-standing strength and experience in risk management. For example, the Company's commitment to risk management, compliance, and controllership processes includes requiring underwriting of all new products and reviews of all existing product performance, both of which are reviewed by a team of risk managers and actuaries. In addition, both internal and external periodic reviews of the Company's products, internal processes and pricing strategy are conducted. The Company also has obtained Insurance Marketplace Standards Association ("IMSA") certification and has instituted company-wide compliance initiatives such as centralized complaint databases and agent complaint tracking and licensing.

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

Reserves

     The Company establishes and carries as liabilities actuarially determined reserves that are calculated to meet the Company's future obligations. The reserves are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States and Japan modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

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

     The stability of the Company's annuity and interest-sensitive life insurance reserves is enhanced by policy restrictions on withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period ranging up to twenty years. Such surrender charge is a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies. The Company's reserves comply in all material respects with state insurance department statutory requirements; however, in the Consolidated Financial Statements, insurance reserves are determined in accordance with U.S. GAAP, which may vary from statutory requirements.

Reinsurance

     The Company follows the usual industry practice of reinsuring (ceding) portions of its life insurance risks with other companies. The use of reinsurance permits the Company to write policies in amounts larger than the risk it is willing to retain on any one life, and also to continue writing a larger volume of new business. The maximum amount of individual ordinary life insurance normally retained by the Company on any one life policy is $1,000,000. Certain supplemental accident and health and long-term care insurance policies are reinsured on either a quota share or excess of risk basis. The Company cedes insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, the Company cedes insurance risks on a facultative basis, under which the reinsurer's prior approval is required on each risk reinsured. Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. The principal reinsurers to which the Company cedes risks have A. M. Best ratings ranging from A++ to A- and the Company does not have significant concentrations of reinsurance risk with any one reinsurer.

Insurance Regulation

General Regulation at State Level

     The domestic insurance business of the Company is subject to comprehensive state and federal regulation and supervision throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing to transact business, licensing agents, admitting of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, restricting certain transactions between affiliates and regulating the type, amounts and valuations of investments permitted.

     As a holding company with no significant business operations of its own, the Company relies on dividends from its subsidiaries as the principal source of cash to meet its obligations, including the payment of principal and interest on any debt obligations. The Company's domestic insurance subsidiaries are subject to various state statutory and regulatory restrictions, applicable generally to each insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its shareholders without regulatory approval.

     The Company's principal domestic insurance subsidiaries are domiciled in the states of Delaware, Illinois, New York, Pennsylvania, and Virginia. Each of these states has laws and regulations that govern the parameters for approval and payment of dividends.

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

     Delaware (GE Capital Assurance), Illinois (Union Fidelity Life Insurance Company) and Pennsylvania (Colonial Penn) allow companies to pay dividends up to the greater of 10% of prior year surplus or 100% of prior year statutory net gain from operations to the extent of their earned surplus. Virginia (GE Life and Annuity, First Colony and Federal Home Life Insurance Company) and New York (in which the Company has two subsidiaries) allow companies to pay dividends up to the lesser of 10% of prior year surplus or 100% of prior year statutory net gain from operations. Each insurance subsidiary's dividend capacity is calculated separately; therefore, total dividend capacity for the Company is driven in part by its legal structure.

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

     Each domestic insurance company is required to file detailed annual reports with supervisory departments in each of the jurisdictions in which it does business and its operations and accounts are subject to examination by such departments at regular intervals. Each of the Company's domestic insurance subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations and general administrative rules.

     Life insurance companies are required to establish an Asset Valuation Reserve ("AVR") consisting of two components: (i) a "default component" which provides for future credit-related losses on fixed maturity investments and (ii) an "equity component" which provides for losses on all types of equity investments, including real estate. The amount of AVR required to be held by the Company's insurance subsidiaries totaled $499 million and $500 million at December 31, 2000 and 1999, respectively. The default component totaled $397 million and $406 million, while the equity component totaled $102 million and $94 million at December 31, 2000 and 1999, respectively. Insurers are also required to establish an Interest Maintenance Reserve ("IMR") for fixed maturity net realized capital gains and losses, net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. The amount of IMR required to be held by the Company's domestic insurance subsidiaries totaled $455 million and $416 million at December 31, 2000 and 1999, respectively. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect financial statements of the Company prepared in accordance with U.S. GAAP. Although future additions to AVR will reduce the future statutory surplus of the Company's domestic insurance subsidiaries, the Company does not believe that the impact under current regulations of such reserve requirements will materially affect the ability of its insurance subsidiaries to grow their statutory surplus and pay dividends to the Company in the future.

     The NAIC has established risk-based capital ("RBC") standards to determine the amount of Total Adjusted Capital (as defined by the NAIC) that an insurance company must have, taking into account the risk characteristics of such company's investments and liabilities. The formula establishes a standard of capital adequacy that is related to risk. The RBC formula establishes capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirements are determined by applying specified factors to various asset, premium, reserve and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The formula is used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action.

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

Regulatory Initiatives

     State insurance regulators and the NAIC are continually re-examining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretation of existing laws, development of new laws, implementation of non-statutory guidelines, and circumstances under which dividends may be paid. These initiatives may be adopted by the various states in which the Company's insurance subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is impossible to predict the future impact of changing state and federal regulations on the Company's operations, and there can be no assurance that existing or future insurance-related laws and regulations will not become more restrictive.

     Furthermore, the NAIC has adopted model regulations regarding the treatment of personal financial and health information to comply with the privacy requirements of the federal Gramm-Leach-Bliley Act. Under the model regulation, insurance companies must disclose their policies with respect to the privacy of personal financial and health information. These policies must give consumers the opportunity to "opt-out" by choosing not to allow their personal financial information to be shared with third parties. Moreover, the model regulation requires that an insurance company may not share health information with third parties, unless the consumer "opts-in" by authorizing the insurance company to share such information. Insurance companies must deliver an initial privacy disclosure statement to its existing customers by July 1, 2001. Thereafter, companies must make an annual privacy disclosure for existing customers and make a disclosure to new customers when a policy is issued. The Company has been complying with existing privacy laws and is preparing to implement the privacy requirements of the model regulation.

     The NAIC has also recently adopted model statutory accounting practices to take effect beginning in 2001. Statutory accounting practices determine, among other things, the statutory surplus of an insurance company and, therefore, the amount of funds that can be paid as dividends to the Company by its insurance subsidiaries. Efforts are continuing by insurance regulators and the insurance industry to develop interpretations of the NAIC model. The estimated impact of adoption is expected to increase statutory capital and surplus by $150 to $170 million.

     In addition, the NAIC has issued the Valuation of Life Insurance Policies Model Regulation, which establishes new minimum reserve requirements for individual life insurance policies. The majority of the states have enacted the model regulation for statutory reporting purposes. The Company is undertaking a number of initiatives to address the financial and operational impact of this regulation.

Assessments Against Insurers

     Under the insurance guaranty fund laws existing in each state, the District of Columbia and Puerto Rico, licensed insurers can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these states do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide for annual limits on such assessments. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's domestic insurance subsidiaries' premium taxes in future years. The Company's insurance subsidiaries paid assessments of $4 million, $2 million and $12 million in 2000, 1999 and 1998, respectively. Since such assessments are typically not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, the Company cannot accurately determine the ultimate amount or timing of any future assessment on the Company's domestic insurance subsidiaries. However, based on the best information presently available, management believes the Company's accrued amounts are sufficient.

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

     Furthermore, the federal government has from time to time considered other legislative or regulatory changes that could affect the Company. Examples include legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of the Company's existing products and the Company's ability to sell products may be materially impacted in the future.

     Another recent example is the implementation of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA established various requirements related to health benefit plans including, medical, dental and long-term care insurance plans. It generally applies to insurers, providers and employers. When enacted in 1996, its initial focus was on health benefit plan portability. HIPAA also contains administrative simplification and privacy provisions that were designed to encourage the electronic exchange of health care information and the protection of personal health information. These provisions are to be implemented through regulations issued by the Secretary of Health and Human Services, which regulations were issued in December 2000. The earliest compliance date for the new regulations is October 2002. HIPAA provides for significant fines and other penalties for wrongful disclosure of protected health information. The Company anticipates that it will have to modify certain of its infrastructure and procedures to comply with the new requirements, but it does not expect such changes to have a material impact on its business.

Regulation in Foreign Countries

     The Company's business in Japan, which is conducted through GE Edison, is subject to regulation by the Japanese Financial Services Agency ("FSA"), which imposes (i) certain solvency standards that represent a form of risk-based capital requirements and (ii) filing of annual reports and financial statements prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. These regulations and solvency standards are similar to the regulation and supervision in the United States as described under "General Regulation at State Level". However, Japanese solvency margin requirements differ from U.S. solvency requirements primarily due to differences between U.S. statutory basis accounting and Japanese GAAP. These differences are primarily related to policy reserve valuation methods, goodwill, deferred taxes and mark-to-market on bonds. GE Edison's solvency margin is significantly in excess of the minimum requirements.

     Similar to the United States, Japanese insurers are assessed for expenses relating to the resolution of insolvent insurance companies. In making a determination of its exposure to future insolvency assessments, GE Edison has made an evaluation of the current insolvencies taking into account publicly available information relating to these insolvencies. Based upon this assessment, GE Edison has concluded that it has adequately provided for future assessments arising from insolvencies existing as of December 31, 2000.

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

Securities Laws

     Certain of the Company's subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission and certain state insurance laws. Separate accounts of the Company's insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (the Investment Company Act). Certain variable annuity contracts and certain variable life insurance policies issued by the Company's insurance subsidiaries are registered under the Securities Act of 1933. Certain other subsidiaries of the Company are registered as broker-dealers under the Securities Exchange Act of 1934 and are members of, and subject, to regulation by the National Association of Securities Dealers, Inc.

     The Company also has subsidiaries that are registered under the Investment Advisers Act of 1940, as amended, as investment advisors. The investment companies managed by such subsidiaries are registered with the Commission under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the United States as well as the District of Columbia. Certain subsidiaries of the Company are also subject to the Commission's net capital rules.

        All aspects of the Company's investment advisory activities are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit investment advisory clients and investment company stockholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and fines.

ERISA Considerations

        Enacted into law on August 20, 1996, the Small Business Protection Job Act (the SBPJA) offered insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank (the Harris Trust Decision) in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBPJA provisions provide that generally all persons are protected from liability under the fiduciary responsibility provisions of ERISA and the prohibited transactions provisions of the Code, on the basis of a claim that the assets of an insurer (other than Plan assets held in separate accounts) constitute assets of the Plan, for conduct which occurs before July 5, 2000, the effective date of recently enacted Department of Labor regulations (the Effective Date). However, insurers remain subject to federal criminal law and liable for actions brought by the Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBPJA also provides that, from and after the Effective Date, with respect to contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, the insurer will be deemed to be in compliance with the provisions of Sections 404, 406, and 407 of ERISA (relating to fiduciary duties, prohibited transactions, and limitations relating to the acquisition and holding of employer securities) if the insurer meets the requirements of the regulations of the Department of Labor. The SBPJA further provides that contracts issued from an insurer's general account after December 31, 1998, that are not guaranteed benefit policies, will continue to be subject to the applicable provisions of ERISA. Although the Company does not believe that the Harris Trust Decision had a material adverse effect on its business, financial condition or results of operations, the Company supported and welcomed the enactment of the aforementioned provisions of the SBPJA as a means to remove an area of potential exposure for the insurance industry generally.

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

Item 2. Properties.

        The Company and its subsidiaries conduct their businesses from various facilities, most of which are leased. However, certain of the Company's facilities, including its headquarters campus in Richmond, Virginia, two facilities in Lynchburg, Virginia and a facility in Norristown, Pennsylvania are owned by the Company.

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

                                                                        December 31,(1)
                                                                        ---------------
                                                                     (Dollars in Millions)
                                                          2000        1999        1998        1997        1996
                                                       -------     -------     -------     -------     -------
At End of Year
Invested Assets.................................       $61,764     $42,288     $42,287     $39,469     $35,810
Total Assets....................................        87,616      64,606      56,727      51,092      45,361
Policyholder Liabilities(2).....................        61,248      42,993      39,505      37,380      35,493
Debt Outstanding................................         3,003       1,741       2,028       1,337         278
Shareholder's Interest..........................         8,414       7,156       7,455       6,958       5,721
For the Year Then Ended
Premiums........................................         5,465       3,542       3,207       2,314       1,386
Total Revenues..................................        11,525       7,552       6,672       5,567       3,366
Income Before Cumulative Effect of
  Accounting Change(3)..........................           768         613         492         425         229
Net Income(3)...................................           768         638         492         425         229

__________________________

(1) Comparability of financial information is affected by acquisitions and other transactions by the Company in the periods presented. See "Acquisitions and Other Transactions."

(2) Includes future annuity and contract benefits, liability for policy and contract claims, unearned premiums, and other policyholder liabilities and excludes separate account liabilities.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following analysis of the consolidated financial condition and results of operations of GE Financial Assurance should be read in conjunction with the consolidated financial statements and the notes thereto included herein.

Background


        GE Financial Assurance is a holding company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products and income protection packages almost entirely in North America and Asia. The Company believes that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to medical advances, the reduction in government- and employer-sponsored benefit programs and the increased need for estate planning for the most affluent group of retirees in history, have, and will continue to increase, the demand for innovative products and services to solve individual financial challenges. The Company's strategy is designed to take advantage of these trends by offering a broad array of products and services. The Company's product offerings are divided along two major segments of consumer needs: (1) Wealth Accumulation and Transfer and (2) Lifestyle Protection and Enhancement.

        The Company effectively began operations in 1993 with the acquisition of GNA Corporation. The Company has continued to broaden its operations through a series of acquisitions and other transactions. Certain of these acquisitions and transactions have been significant to the Company in terms of their impact on the Company's consolidated results of operations.

        The following table sets forth the significant acquisitions and other transactions made in 1998 and thereafter that impact the financial comparisons of operating results for 2000 as compared to 1999 and 1999 as compared to 1998.


                   Transaction                            Date                        Principal Products
                   -----------                            ----                        -------------------
 GE Edison Life Insurance Company                      March 1998       Life insurance, health and annuity products

 The Signature Group                                   July 1999        Income protection packages, life insurance, and
                                                                        accident and health products

 Toho Mutual Life Insurance Company                    March 2000       Life insurance, health and annuity products

        In April 2000, the Company acquired Phoenix American Life Insurance Company. In July 2000, the Company also acquired 90% of the long-term care insurance portfolio of Citigroup's Travelers Life and Annuity unit and certain assets related thereto. These two transactions are collectively referred as "2000 North American Acquisitions." See "Recent Transactions".

     Due to the strategic nature of these acquisitions and other transactions, the operations of the acquired entities, other than GE Edison are generally being absorbed within the overall operations of the Company as opposed to being operated on a stand-alone basis.

     The table that follows summarizes the impact of these acquisitions and other transactions on operating results in 2000 and 1999. For purposes of this analysis, the column "Amount Due to 2000 Transactions" includes those acquisitions and other transactions that occurred during 2000 and the increase in 2000 resulting from the inclusion of a full year of operations with respect to acquisitions consummated in 1999 as compared with the inclusion of a partial year of operations in 1999. The column "Amount Due to 1999 Acquisitions" includes those acquistions that occurred during 1999 and the increase in 1999 resulting from the inclusion of a full year of operations with respect to acquisitions consummated in 1998 as compared with the inclusion of a partial year of operations in 1998. The column "Consolidated Change" includes the total increase in the specified line item as compared with the prior period.

                                                                           (Dollars in Millions)
                                                  Year Ended December 31, 2000            Year Ended December 31, 1999
                                                  ----------------------------            ----------------------------
                                                Consolidated   Amount Due to 2000      Consolidated       Amount Due to 1999
                                                   Change        Transactions(1)           Change           Acquisitions(2)
                                                   ------      ------------------          ------           ---------------
Revenues:
 Premiums......................................      $ 1,923            $1,448                 $ 335                  $ 223
 Net investment income.........................          592               398                   227                     42
 Surrender fee income..........................        1,197             1,193                    10                      9
 Net realized investment gains.................           (3)               16                    49                     13
 Policy fees and other income..................          264               251                   259                    182
                                                ---------------------------------------------------------------------------
 Total revenues................................        3,973             3,306                   880                    469
                                                ---------------------------------------------------------------------------

Benefits and expenses:
 Benefits and other changes in policy reserves.        1,856             1,552                   293                    139
 Interest credited.............................          199                23                    38                      7
 Commission expenses...........................          378                88                   317                     98
 General expenses..............................          657               488                   434                    243
 Amortization of intangibles, net..............          882               910                    54                     70
 Change in deferred acquisition costs, net.....         (358)              (20)                 (328)                  (114)
 Interest expense..............................           48               ---                   ---                      5
                                                ---------------------------------------------------------------------------
 Total benefits and expenses...................        3,662             3,041                   808                    448
                                                ---------------------------------------------------------------------------
Income before income taxes, minority interest
 and cumulative effect of accounting change....      $   311            $  265                 $  72                  $  21
                                                ===========================================================================

_____________________

(1) Includes the comprehensive transfer of Toho Mutual Life Insurance Company's insurance liabilities and assets in March 2000, the acquisition of Phoenix American Life Insurance Company in April 2000 and The Traveler's Transaction in July 2000, and inclusion of a full year of operating results in 2000 for Professional Insurance Company and The Signature Group versus nine months and six months of operations in 1999, respectively.


(2) Includes the acquisitions of Professional Insurance Company in March 1999 and The Signature Group in July 1999 and inclusion of a full year of operating results in 1999 for GE Edison versus eight months of operations in 1998.

Overview

     Net earnings before cumulative effect of accounting change were $768 million in 2000, a $155 million, or 25.3% increase from 1999. Net earnings before cumulative effect of accounting change increased 24.6% in 1999 from 1998. The 2000 increase was driven largely by increased investment income, premiums earned, and surrender fee income due to the Toho Transfer and growth in sales of certain existing products, partially offset by increased benefits and other changes in policy reserves, amortization of present value of future profits ("PVFP") primarily as a result of the Toho Transfer and subsequent surrenders thereof, as well as increased general expenses principally relating to recent acquisitions and the Company's core growth initiatives.

     On December 28, 2000, an affinity partner, Montgomery Wards LLC ("Wards") filed for bankruptcy protection and began liquidation proceedings. Net earnings for the year 2000 include a charge, primarily to amortization of intangibles and other expenses, of $82 million ($53 million, after tax) to recognize the additional losses resulting from the loss of strategic marketing rights and access to Wards customers.

Operating Results for the Years Ended December 31, 2000, 1999 and 1998

Premiums. Premiums, which include premium revenues from traditional life, health and automobile insurance and life contingent annuity contracts increased $1,923 million, or 54.3%, to $5,465 million in 2000 from $3,542 million in 1999.
This increase was primarily a result of (i) the Toho Transfer; (ii) the acquisition of Phoenix American Life in April 2000 and (iii) growth in certain of the Company's life and long-term care products. Premiums increased $335 million, or 10.4%, to $3,542 million in 1999 from $3,207 million in 1998. This increase was as a result of (i) a full year of operating results in 1999 relating to the operations of GE Edison (ii) the acquisition of The Signature Group in July 1999 and (iii) growth in certain of the Company's life, auto, accident and health, and structured settlement products.

Net Investment Income and Net Realized Investment Gains. Net investment income increased $592 million, or 19.0%, to $3,715 million in 2000 from $3,123 million in 1999. The increase was primarily due to the higher levels of average invested assets ($53.9 billion in 2000 vs. $42.7 billion in 1999) due to investments relating to the Toho Transfer, the 2000 North American Acquisitions, and growth in core invested assets. This increase was partially offset by a decrease in weighted average yields to 7.14% in 2000 from 7.59% in 1999 due to lower yields on investment activity related to the Company's Japanese operations. Excluding the Japanese operations, the weighted average yield in 2000 would have been 7.48%. Net investment income increased $227 million, or 7.8%, to $3,123 million in 1999 from $2,896 million in 1998. The increase was due to the combination of higher levels of average invested assets ($42.7 billion in

1999 vs. $39.5 billion in 1998) resulting from the acquisition of The Signature Group in July 1999 and growth in core invested assets.

Net realized investment gains were $162 million in 2000, $165 million in 1999 and $116 million in 1998. These changes are related to the Company's asset/liability risk management policies and associated ongoing review of its investment portfolio positions which vary with market and economic conditions. They also include net realized gains as a result of securitization of certain financial assets.

Surrender fee income. Surrender fee income increased $1,197 million to $1,253 million in 2000 from $56 million in 1999. The increase in surrender fee income primarily relates to amounts retained by the Company resulting from the surrender of policyholder contracts assumed as part of the Toho Transfer. As discussed earlier, these policies became subject to surrender charges under the terms of the restructuring of Toho's in-force insurance contracts. The surrender rates for the insurance policies assumed from Toho were significantly greater than historical averages. The Company believes that this unusual surrender activity was in response to the Toho insolvency, in particular the fact that the former Toho policyholders were not permitted to surrender policies from the date of the issuance of the business suspension order to Toho through the date of the Transfer. Surrender fee income increased $10 million or 21.7%, to $56 million in 1999 from $46 million in 1998. The increase was primarily a result of a full year of operating results in 1999 relating to the GE Edison (which initiated operations in April 1998).

Policy Fees and Other Income. Policy fees and other income is principally comprised of insurance charges made against universal life contracts, club membership revenues, fees assessed against policyholder account values and commission income. Policy fees and other income increased $264 million, or 39.6%, to $930 million in 2000 from $666 million in 1999. This increase was a result of (i) a full year of operating results of The Signature Group (acquired July 1999) (primarily club membership revenues); (ii) the acquisition of Phoenix American Life in April 2000, and (iii) fee income on variable annuity products. Policy fees and other income increased $259 million, or 63.6%, to $666 million in 1999 from $407 million in 1998. This increase was a result of (i) the acquisition of The Signature Group in July 1999 (primarily club membership revenues) and (ii) a full year of operating results in 1999 relating to GE Edison Life Insurance Company (which initiated operations in April 1998).

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under such contracts. These amounts increased $1,856 million, or 52.7%, to $5,378 million in 2000 from $3,522 million in 1999. This increase was a result of (i) the Toho Transfer (ii) the acquisition of Phoenix American Life in April 2000 (iii) a full year of operating results of The Signature Group (acquired in July 1999) and (iv) additional benefits incurred arising from core growth. Benefits and other changes in policy reserves increased $293 million, or 9.1%, to $3,522 million in 1999 from $3,229 million in 1998. This increase was as a result of (i) a full year of operating results in 1999 relating to the April 1998 initiation of operations at GE Edison; (ii) the acquisition of The Signature Group in July 1999 and (iii) growth in certain of the Company's life, accident and health, and structured settlement products.

Interest Credited. Interest credited increased $199 million, or 15.3%, to $1,497 million in 2000 from $1,298 million in 1999. This increase was a result of the increase in underlying reserves arising primarily from sales of annuity products. The increased sales resulted from higher crediting rates that the Company implemented in response to changes in market conditions and other factors. Interest credited increased $38 million, or 3.0%, in 1999 to $1,298 million from $1,260 million in 1998. This increase was a result of the increase in underlying reserves arising from sales of guaranteed investment contracts and single premium annuities.

The Company's weighted average crediting rates for annuities decreased to 6.14% in 2000 from 6.15% in 1999, which had decreased from 6.27% in 1998. However, the Company's weighted average crediting rates for interest-sensitive life products increased to 5.35% in 2000 from 5.31% in 1999, which had decreased from 5.32% in 1998. Changes in the Company's base crediting rates are implemented in response to changes in market conditions, the prevailing interest rate environment, contractual provisions, and other factors. The Company monitors market conditions closely and resets interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts.

Commission Expenses. Commission expense increased $378 million, or 44.1%, to $1,236 million in 2000, from $858 million in 1999. This increase was primarily due to (i) commissions incurred as a result of core growth and (ii) a full year of operating results of The Signature Group (acquired in July 1999). Commission expense increased $317 million, or 58.6%, to $858 million in 1999 from $541 million in 1998. This increase was attributable to higher production levels on certain of the Company's existing products, the full year operations of GE Edison and the acquisition of the Signature Group in July 1999.

General Expenses. General expenses increased $657 million, or 48.7%, to $2,005 million in 2000 from $1,348 million in 1999. This increase was primarily a result of (i) a full year of operating results of The Signature Group, acquired in July 1999, (ii) the Toho Transfer, (iii) increases in compensation and advertising expenses, commensurate with the Company's growth in revenues and to support the Company's core growth initiatives and (iv) the charges discussed previously for Wards. General expenses increased $434 million, or 47.5%, to $1,348 million in 1999 from $914 million in 1998. This increase was primarily a result of the acquisition of the Signature Group in July 1999, a full year of GE Edison operations and increases in compensation and advertising expenses to support the Company's continued growth in revenues and core growth initiatives.

Amortization of Intangibles, Net. The Company's significant intangible assets consist of three components which result from acquisition activities -- PVFP representing the estimated future gross profits in acquired insurance and annuity contracts, value of consumer club business ("VOBA") acquired representing the estimated future gross profits of acquired club membership contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of intangibles increased $882 million, or 259.4%, to $1,222 million in 2000 from $340 million in 1999. Amortization expense in 2000 includes charges of $46 million as discussed previously for Wards. Amortization of intangibles increased $54 million, or 18.9%, to $340 million in 1999 from $286 million in 1998.

Amortization of intangibles due to acquisitions and other transactions (primarily the Toho Transfer) in 2000 and 1999 totaled $910 and $70 million, respectively. Amortization of intangibles for companies acquired before 1998 declined by $18 million in 2000, $16 million in 1999 and $19 million in 1998 due to lower amortization of PVFP.

Change in Deferred Acquisition Costs, Net. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as first year commissions in excess of renewal commissions, direct advertising and printing costs, and certain support costs such as underwriting and policy issue expenses. Under U.S. GAAP, these costs are deferred and recognized in relation to either the premiums or gross profits from the underlying contracts. The change in net deferred acquisition costs increased $358 million, or 46.3%, to $1,132 million in 2000 from $774 million in 1999. This increase was related to an increase in deferral of acquisition costs arising from increased product sales as a result of acquisitions and growth in existing products and the termination of the Toho reinsurance arrangements, partially offset by amortization of previously capitalized acquisition costs. The change in net deferred acquisition costs increased $328 million, or 73.5%, to $774 million in 1999 from $446 million in 1998. This increase was primarily due to increased deferral of acquisition costs due to increased product sales, the operations of GE Edison (which commenced in April 1998) and the acquisition of The Signature Group in July 1999, partially offset by amortization of previously capitalized acquisition costs.

Interest Expense. Interest expense increased $48 million, or 50.5%, to $143 million in 2000 from $95 million in each of the years ended December 31, 1999 and 1998. This increase relates primarily to an increase in weighted average commercial paper borrowings outstanding and an increase in the weighted average interest rate on commercial paper borrowings.

Provision for Income Taxes. The Company's provision for income taxes increased $154 million or 62.1% to $402 million in 2000 from $248 million in 1999. The Company's effective tax rate of 34.2% in 2000 was 5.5 percentage points higher than the effective tax rate of 28.7% in 1999. The effective tax rate in 1999 was 9.3% lower than the effective tax rate in 1998 due primarily to the sale of a minority interest in a subsidiary in 1999, which gave rise to the realization of a deferred tax asset not previously allowed to be recorded.

Segment Operations

Wealth Accumulation and Transfer

     The Company's principal product lines under the Wealth Accumulation and Transfer segment are (i) annuities (deferred, and immediate; either fixed or variable), (ii) life insurance (universal, term, ordinary and group), (iii) guaranteed investment contracts (GICs) including funding agreements and (iv) mutual funds and retirement plans. Wealth Accumulation and Transfer products are used by customers as vehicles for accumulating wealth, often on a tax-deferred basis, transferring wealth to beneficiaries, or providing a means to replace the insured's income in the event of premature death.

     The following table sets forth certain summarized financial data for GE Financial Assurance's Wealth Accumulation and Transfer segment for the years ended December 31, 2000, 1999, and 1998.

                                                                                             Years Ended December 31,
                                                                                             -----------------------
                                                                                              2000       1999       1998
                                                                                             ------     ------     ------
                                                                                               (Dollars in Millions)
 Revenues:
   Premiums...........................................................................       $2,872     $1,658     $1,557
   Net investment income..............................................................        3,303      2,773      2,631
   Surrender fee income...............................................................        1,253         56         46
   Net realized investment gains......................................................          162        149        116
   Other revenues.....................................................................          510        427        349
                                                                                           ------------------------------
   Total revenues.....................................................................        8,100      5,063      4,699
                                                                                           ------------------------------
Benefits and expenses:
   Benefits and other changes in policy reserves......................................        3,496      2,128      2,040
   Interest credited..................................................................        1,497      1,298      1,260
   Other expenses.....................................................................        2,016        860        730
                                                                                           ------------------------------
   Total benefits and expenses........................................................        7,009      4,286      4,030
                                                                                           ------------------------------
Income before income taxes, minority interest and cumulative effect of
   accounting change (operating income)...............................................       $1,091     $  777     $  669
                                                                                           ==============================

     Total revenues in this segment have increased primarily due to the Toho Transfer. In addition to the Toho Transfer and acquisition related growth, the Company benefited from increased demand for certain annuity, guaranteed investment and life insurance contracts. Sales of deferred fixed annuities grew 74.3% to $2,229 million in 2000 from $1,279 million in 1999. The higher sales in 2000 were primarily driven by competitive yields offered to customers on fixed annuities as a result of increasing interest rates and the introduction of new products. Sales of deferred variable annuities increased 15.4% in 2000 to $3,071 million from $2,662 million in 1999. Sales of guaranteed investment contracts and funding agreements increased 16.6% in 2000 to $2,395 from $2,054 in 1999. These increases were largely due to increased consumer demand for variable annuities and other products that allow consumers to participate in the strong capital markets, and the introduction of certain new products by the Company.

          Operating income from this segment represented 92.8%, 89.8% and 84.4% of the Company's total operating income for the years ended December 31, 2000, 1999, and 1998, respectively. The shift in the percentage of operating income derived from this segment in 2000 and 1999 was primarily driven by the higher percentage increases in sales of products distributed (noted above) versus the Lifestyle Protection and Enhancement segment as a result of the acquisitions and other transactions made in the respective periods. The Company's operating income from the Wealth Accumulation and Transfer segment increased 40.4% in 2000 to $1,091 million, and 16.1% in 1999 to $777 million from $669 million in 1998. These increases were driven primarily by the Toho Transfer and acquisitions, higher levels of invested assets and life insurance policies in force.

Lifestyle Protection and Enhancement

     The Company's principal product lines under the Lifestyle Protection and Enhancement segment are (i) long-term care insurance, (ii) supplemental accident and health insurance, (iii) personal lines of automobile insurance and (iv) income protection packages. Lifestyle Protection and Enhancement products are used by customers to protect their income and assets from the adverse economic impacts of significant health care costs, unanticipated events that cause temporary or permanent loss of earnings capabilities and automobile accidents and related liabilities. The Company also provides consumers with club membership opportunities which are primarily income protection packages allowing coverage of, or discounts on, certain personal expenses (auto towing, vision care, etc.)

     The following table sets forth certain summarized financial data for GE Financial Assurance's Lifestyle Protection and Enhancement segment for the years ended December 31, 2000, 1999, and 1998.


                                                                                               Years Ended December 31,
                                                                                              --------------------------
                                                                                               2000       1999      1998
                                                                                               ----       ----      ----
                                                                                                 (Dollars in Millions)
Revenues:
 Premiums.................................................................................    $2,593     $1,884    $1,650
 Net investment income....................................................................       412        350       265
 Net realized investment gains............................................................       ---         16       ---
 Other revenues...........................................................................       420        239        58
                                                                                              ---------------------------
 Total revenues...........................................................................     3,425      2,489     1,973
                                                                                              ---------------------------
Benefits and expenses:
 Benefits and other changes in policy reserves............................................     1,882      1,394     1,189
 Other expenses...........................................................................     1,458      1,007       660
                                                                                               ---------------------------
 Total benefits and expenses..............................................................     3,340      2,401     1,849
                                                                                              ---------------------------
Income before income taxes, minority interest and cumulative effect of
   accounting change (operating income)...................................................    $   85     $   88    $  124
                                                                                              ===========================

     Revenues increased in 2000 and 1999 due to the impact of the Travelers Transaction and the acquisition of The Signature Group in July 1999. In addition to acquisition related growth, the Company benefited from increased demand for its long-term care and group disability products. Sales of long-term care policies grew 28.5% in 2000 to $203 million from $158 million in 1999, and 41.1% in 1999 from $112 million in 1998. The higher sales were driven by The Travelers Transaction, an increase in the number of dedicated agents selling the product and continued heightened market awareness of the need for this type of insurance coverage. This market awareness was driven by the passage of the Health Insurance Portability and Accountability Act of 1996 by Congress. Sales of supplemental accident and health insurance grew 85.8% in 2000 to $223 million from $120 million in 1999, driven primarily by the Toho Transfer and the acquisition of Phoenix American Life in April 2000. These increases were partially offset by decreased automobile insurance sales and run-off or exit of certain lines of business. Automobile insurance sales decreased 35.4% to $84 million in 2000 from $130 million in 1999, primarily attributable to certain competitive factors currently existing within the automobile insurance industry.

     Operating income from this segment represented 7.2%, 10.2%, and 15.6%, of the Company's total results for the years ended December 31, 2000, 1999, and 1998, respectively. The Company's operating income from the Lifestyle Protection and Enhancement segment decreased 3.4% in 2000 to $85 million, and decreased 29.0% in 1999 from $124 million in 1998. The 2000 decrease is primarily attributable to certain competitive factors currently existing within the automobile insurance industry, the charges related to the Ward's bankruptcy, and the 2000 North American Transactions. The 1999 decrease is primarily attributable to certain competitive factors that existed within the automobile insurance industry, partially offset by the impact from the acquisition of The Signature Group in 1999.

     Financial Condition

Total Assets. Total assets increased $23.0 billion, or 35.6%, to $87.6 billion at December 31, 2000 from $64.6 billion at December 31, 1999. Assets acquired in connection with the Toho Transfer net of amounts eliminated in consolidation, approximated $21.9 billion.

Total Investments. Total investments increased $19.5 billion, or 46.1%, to $61.8 billion at December 31, 2000 from $42.3 billion at December 31, 1999. The increase is primarily a result of (i) investments acquired from Toho of $6.4 billion; (ii) purchases of fixed securities of $8.3 billion as a result of the deployment of cash acquired as a result of the Toho Transfer; (iii) investments received related to other acquisitions in 2000; (iv) investment growth in core operations; and (v) investment income of $3.7 billion, offset by cash outflows for other investing activities.

Deferred Acquisition Costs (DAC). DAC increased $1.0 billion, or 44.8%, to $3.3 billion at December 31, 2000 from $2.3 billion at December 31, 1999. This increase was primarily related to an increase in deferral of acquisition costs arising from increased product sales primarily on life and annuity products and the current year change in net unrealized investment gains, partially offset by amortization of previously capitalized acquisition costs.

Intangible Assets. Intangible assets, which primarily includes PVFP, goodwill, and VOBA increased $1.0 billion, or 21.1%, to $5.3 billion at December 31, 2000 from $4.3 billion at December 31, 1999. This decrease primarily relates to PVFP recorded as a result of the Toho Transfer of $1.6 billion, offset by (i) the subsequent surrenders of certain contracts by Toho policyholders, (ii) the write-off of goodwill, PVFP and VOBA related to the Wards restructuring as already discussed, and (iii) amortization of previously capitalized costs.

Deferred Taxes. Deferred taxes decreased $0.5 billion to a deferred tax asset balance of $0.3 billion at December 31, 2000 from $0.8 at December 31, 1999, primarily due to the utilization of net operating loss carryforwards and the current year change in net unrealized losses on the Company's investment portfolio.

Other Assets. Other assets increased $0.3 billion, or 13.5%, to $2.9 billion at December 31, 2000 from $2.5 billion at December 31, 1999. This increase was primarily as a result of $0.5 billion in other assets acquired as part of the Toho Transfer and increased balances due from brokers relating to investment transactions, offset by decreases in other assets acquired as a result of the Toho Transfer of $0.3 billion and normal business activity.

Separate Account Assets. Separate account assets represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of December 31, 2000, the Company held $10.6 billion of separate account assets. The increase of $1.3 billion, or 13.9%, from $9.3 billion at December 31, 1999 is related primarily to increased sales of variable annuity products and overall increased market value of the underlying investment funds.

Total Liabilities. Total liabilities increased $22.1 billion, or 38.9%, to $79.1 billion at December 31, 2000 from $57.0 billion at December 31, 1999. Liabilities assumed in connection with the Toho Transfer, net of amounts eliminated in consolidation, approximated $21.9 billion. Various fluctuations in core operations and changes in liabilities are discussed in more detail below.

Future Annuity and Contract Benefits. Future annuity and contract benefits increased $17.7 billion, or 44.7%, to $57.3 billion at December 31, 2000 from $39.6 billion at December 31, 1999. The increase resulted primarily from (i) the transfer of insurance policies of $20.6 billion as a result of the Toho Transfer and (ii) growth in reserves due to sales of certain of the Company's life, annuity, and long-term care business, offset by surrender payments made to former Toho policyholders subsequent to the Toho Transfer.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $1.4 billion, or 46.4%, to $4.3 billion at December 31, 2000 from $2.9 billion at December 31, 1999. The increase is due primarily to (i) the timing of net payments and receipts related to the Company's investment portfolio; (ii) increases in liabilities of GE Edison subsequent to the Toho Transfer; and (iii) normal business activity associated with core growth in certain of the Company's product lines.

Separate Account Liabilities. The separate account liabilities represent the liability associated with the separate account assets. As discussed above, the $1.3 billion increase to $10.6 billion at December 31, 2000 is related to increased sales of variable annuity products and overall increased market value of the underlying investment funds.

Minority Interest. Minority interest decreased $424 million at December 31, 2000 to $51 million from $475 million at December 31, 1999, primarily as a result of the elimination of minority interest in GE Edison upon the acquisition of Toho in March 2000.

Liquidity and Capital Resources

      The principal liquidity requirements for GE Financial Assurance's insurance operations are its contractual obligations to policyholders and annuitants. Contractual obligations include payments of surrender benefits, contract withdrawals, claims under outstanding insurance policies and annuities, and policy loans. The primary sources for meeting these contractual requirements are investment income, scheduled principal repayments from its investment portfolio, and a portion of its premium income. To provide for additional liquidity to meet normal variations in contract obligations, GE Financial Assurance maintains cash and short-term investments. The Company has placed commercial paper in the U.S. market as a vehicle to fund certain of the Company's acquisitions.

     The Company maintains committed back-up credit lines with third-party banks to support its commercial paper program and maintains committed credit lines with GE Capital to provide interim funding for the Company's acquisition activity and to provide liquidity to meet normal variation in contract obligations.

     For the years ended December 31, 2000, 1999, and 1998 cash flows from (used in) operating and certain financing activities were $(2,449) million, $3,180 million, and $2,117 million, respectively. These amounts include net cash provided by financing activities relating to investment contract issues and redemptions of $2,617 million, $2,708 million, and $(703) million for the years ended December 31, 2000, 1999, and 1998, respectively.

     The nature and quality of the various types of investments purchased by a life insurance company must comply with the statutes and regulations imposed by the various jurisdictions in which those entities are incorporated. The Company primarily purchases investment-grade (BBB-/Baa3 or above) bonds. At December 31, 2000, $44.4 billion, or 89.9%, of the fixed maturity securities held by the Company were bonds rated by a rating agency (S&P or Moody's), or were government/agency bonds. The remaining $5.0 billion, or 10.1% was comprised primarily of private placement bonds not rated by either rating agency. At December 31, 2000, the Company held $4.5 billion of bonds rated below investment grade. In addition, the Company held $0.2 billion of "not-rated" bonds which the Company believes are below investment grade. Below investment grade bonds include those bonds originally purchased as investment grade but subsequently downgraded in rating, as well as bonds purchased as below investment grade.

     Certain of the Company's products contain provisions for penalty charges for surrender of the policy. These charges range from 6% to 10.5 % at policy origination and grade to zero over predetermined periods ranging up to twenty years. At December 31, 2000, approximately 77.7% of the Company's annuity contracts were subject to surrender penalties or contained non-surrender provisions. Certain of the Company's funding agreements may be terminated early by the contractholders. The Company has established a line of credit with its parent in an amount sufficient to provide liquidity in the event of an unusual level of early terminations.

     GE Financial Assurance's ability to pay dividends to its shareholder and meet its obligations, including debt service and operating expenses, primarily depends on receiving sufficient funds from its insurance subsidiaries. Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the Company's earned surplus are deemed extraordinary and require formal state insurance department approval. GE Financial Assurance's insurance company subsidiaries may pay $290 million in dividends to GE Financial Assurance in 2001 without obtaining regulatory approval. See "Insurance Regulation -- General Regulation at State Level."

Interest Rate Changes

     Interest rate changes may have temporary effects on the sale and profitability of the annuity, universal life, and other investment products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products. Also, the Company's insurance subsidiaries may be forced to raise certain crediting rates on their lines of products in order to meet competitive pressures. GE Financial Assurance constantly monitors interest earnings on existing assets and yields available on new investments and sells policies and annuities that permit flexible responses to interest rate changes as part of its management of interest spreads.

Investments

     The Company manages its investment portfolio to meet the diversification, credit quality, yield and liquidity requirements of its policy liabilities by investing primarily in fixed maturity instruments, including government and corporate bonds, mortgage-backed securities, and mortgage loans on real estate. At December 31, 2000, the Company held $57.2 billion, or 92.6% of its investment portfolio, in fixed maturity instruments and mortgage loans. The Company's investment philosophy focuses on purchasing assets the durations of which approximate policyholder obligations. The Company also invests in common and preferred stock, policy loans, short-term securities and other investments, which comprised the remaining 7.4% of its investment portfolio at December 31, 2000. More detailed information on investments contained in Note 3 to the Consolidated Financial Statements.

                              Investment Portfolio

                                                                                                   December 31, 2000
                                                                                                   -----------------
                                                                                             Fair Value      Percentage of
                                                                                             -----------     -------------
                                                                                                                 Total
                                                                                                                 -----
                                                                                                  (Dollars in Millions)
Fixed Maturity Securities - Available-For-Sale(1)
 U.S. Government and Agencies...............................................................     $ 1,471             2.4%
 State and Municipal........................................................................         633             1.0
 Foreign Government.........................................................................       1,367             2.2
 Foreign Corporate..........................................................................       5,382             8.7
 U.S. Corporate.............................................................................      32,095            52.0
 Mortgage and Asset-Backed(2)...............................................................       8,502            13.8
                                                                                                 ------------------------
   Total Fixed Maturity Securities..........................................................      49,450            80.1
                                                                                                 ------------------------
Equity Securities -- Available-For-Sale(3)..................................................         237              .4
  Common Stock
  Preferred Stock, Non-Redeemable...........................................................         228              .4
                                                                                                 ------------------------
   Total Equity Securities..................................................................         465              .8
                                                                                                 ------------------------
Mortgage Loans on Real Estate, Net..........................................................       7,734            12.5
Policy Loans................................................................................       1,194             1.9
Short Term Investments......................................................................       1,690             2.7
Other Invested Assets
 Mutual Funds...............................................................................         506              .8
 Limited Partnerships.......................................................................         183              .3
 European Style Call Options................................................................          81              .1
 Interest Rate Swaps and Floors.............................................................          70              .1
 Real Estate Owned..........................................................................         373              .6
 Other......................................................................................          18              .1
                                                                                                 ------------------------
   Total Other Invested Assets..............................................................       1,231             2.0
                                                                                                 ------------------------
Total Investments...........................................................................     $61,764           100.0%
                                                                                                 ========================

___________
(1) Fixed maturity securities available-for-sale are stated at fair values. Amortized cost of fixed maturity securities available-for-sale at December 31, 2000 was $50,188 million, representing net unrealized losses of $738 million. Changes in fair value, net of the effect on present value of future profits, deferred acquisition costs and deferred federal income taxes, are reflected as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income, but is shown as a separate component of accumulated non-owner changes in equity.

(2) Mortgage and asset-backed securities are comprised of CMOs ($4,594 million), asset-backed securities ($3,020 million) and pass-through securities ($888 million).

(3) Equity securities available-for-sale are stated at fair market values. The cost basis of equity securities available-for-sale at December 31, 2000 was $438 million, representing net unrealized gains of $27 million. Changes in market value, net of the effect on present value of future profits, deferred policy acquisition costs and deferred federal income taxes, are reflected as unrealized appreciation or depreciation directly in shareholder's interest and, accordingly, have no effect on net income, but are shown as a separate component of accumulated non-owner changes in equity.

The following table summarizes the Company's investment results for the periods indicated.


                              Investment Results

                                                                                     Years ended December 31,
                                                                                     ------------------------
                                                                                  2000         1999         1998
                                                                                 -------      -------      -------
                                                                                     (Dollars in Millions)
   Total Average Invested Assets (1).........................................    $53,859      $42,691      $39,544
   Net Investment Income (2).................................................    $ 3,715      $ 3,123      $ 2,896
   Effective Yield (3).......................................................       7.14%        7.59%        7.60%
   Net Realized Investment Gains (4).........................................    $   162      $   165      $   116

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

New Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for GE Financial Assurance on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at their fair values; changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Effects of qualifying changes in fair value will be recorded in equity pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at January 1, 2001, the effects on the Company's consolidated financial statements of adopting SFAS No. 133, as amended, will be a one-time reduction of net earnings of less than $20 million, and a one-time reduction of shareholder's interest, excluding the net earnings effect, of less than $375 million. The precise transition effect is uncertain because the accounting for certain derivatives and hedging relationships in accordance with SFAS No. 133 is subject to further interpretation by the FASB.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Currency Risk Management

     In normal operations, the Company must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

     The Company uses various financial instruments, particularly interest rate and currency swaps, but also futures, options and currency forwards, to manage interest rate and currency exchange risks. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Company does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in Notes 1, 9 and 14 to the Consolidated Financial Statements.

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

     Counterparty credit criteria                                                    Credit rating
                                                                               --------------------------
                                                                                               Standard &
                                                                               Moody's           Poor's
                                                                               -------         ----------
     Term of transaction
       Between one and five years.........................................       Aa3               AA-
       Greater than five years............................................       Aaa               AAA
     Credit exposure limits
       Up to $50 million..................................................       Aa3               AA-
       Up to $75 million..................................................       Aaa               AAA

     All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

     More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

     The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 2000, there were no notional amounts of long-term derivatives for which the counterparty credit criteria was rated below A3/AA- compared to $23 million in 1999. These amounts are the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Company's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

     Following is an analysis of credit risk exposures as of December 31:


                     Percentage of Notional Derivative Exposure by Counterparty Credit Rating
---------------------------------------------------------------------------------------------
Moody's/Standard & Poor's                         2000              1999               1998
-------------------------                    --------------    --------------     -----------
Aaa/AAA....................................         99%                89%                90%
Aa/AA......................................          1%                11%                10%
A/A and below..............................        ---%                --%                --%

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

 . One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would increase the 2001 net earnings of the Company based on year-end 2000 positions by approximately $15 million.


 . One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 2000 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Company assets and liabilities denominated in other than their relevant functional currency. It is estimated that changes in currency exchange rates would reduce the 2001 net earnings of the Company based upon 2000 positions by an insignificant amount because the Company hedges substantially all of its foreign currency exchange exposures.

                                    Item 8
                  Financial Statements and Supplementary Data
                                   Contents

            GE Financial Assurance Holdings, Inc. and Subsidiaries
                       Consolidated Financial Statements


                                                                         Page
Independent Auditors' Report...........................................   52
Consolidated Balance Sheets............................................   53
Consolidated Statements of Income......................................   54
Consolidated Statements of Shareholder's Interest......................   55
Consolidated Statements of Cash Flows..................................   56
Notes to Consolidated Financial Statements.............................   57
Independent Auditors' Report on Financial Statement Schedules..........   84
Schedule II, Condensed Financial Information (Parent Company)..........   85
Schedule III, Supplemental Insurance Information.......................   89

                         Independent Auditor's Report
                         ----------------------------


The Board of Directors
GE Financial Assurance Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for insurance-related assessments in 1999.

                                             /s/ KPMG LLP

Richmond, Virginia
January 22, 2001

                     GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                  Consolidated Balance Sheets

                     (Dollar amounts in millions, except per share amounts)

                                                                                December 31,
                                                                   ---------------------------------------
Assets                                                                   2000                  1999
                                                                   ----------------      -----------------
Investments:
    Fixed maturities available-for-sale, at fair value             $         49,450      $         36,932
    Equity securities available-for-sale, at fair value:
      Common stocks                                                             237                   130
      Preferred stocks, non-redeemable                                          228                   215
    Mortgage and other loans, net of valuation allowance of
      $164 and $71 at December 31, 2000 and 1999, respectively                7,734                 3,414
    Policy loans                                                              1,194                   945
    Short-term investments                                                    1,690                     -
    Other invested assets                                                     1,231                   652
                                                                   ----------------      ----------------
              Total investments                                              61,764                42,288
                                                                   ----------------      ----------------

Cash and cash equivalents                                                       951                   532
Accrued investment income                                                     1,133                   961
Deferred acquisition costs                                                    3,340                 2,307
Intangible assets                                                             5,260                 4,345
Reinsurance recoverable                                                       1,388                 1,537
Deferred tax assets                                                             319                   813
Other assets                                                                  2,855                 2,515
Separate account assets                                                      10,606                 9,308
                                                                   ----------------      ----------------
              Total assets                                         $         87,616      $         64,606
                                                                   ================      ================

Liabilities and Shareholder's Interest

Liabilities:
    Future annuity and contract benefits                           $         57,350      $         39,639
    Liability for policy and contract claims                                  2,597                 1,886
    Unearned premiums                                                           800                   842
    Other policyholder liabilities                                              501                   626
    Accounts payable and accrued expenses                                     4,294                 2,933
    Short-term borrowings                                                     2,304                 1,036
    Separate account liabilities                                             10,606                 9,308
    Long-term debt                                                              699                   705
                                                                   ----------------      ----------------
              Total liabilities                                              79,151                56,975
                                                                   ----------------      ----------------



Minority interest                                                                51                   475

Shareholder's interest:
    Net unrealized investment losses                                           (414)               (1,079)
    Foreign currency translation adjustments                                     45                   220
                                                                   ----------------      ----------------
    Accumulated non-owner changes in equity                                    (369)                 (859)
    Common stock ($1 par value, 1,000 shares authorized,
      issued and outstanding)                                                     -                     -
    Additional paid-in capital                                                6,320                 6,320
    Retained earnings                                                         2,463                 1,695
                                                                   ----------------      ----------------

              Total shareholder's interest                                    8,414                 7,156
                                                                   ----------------      ----------------

              Total liabilities and shareholder's interest         $         87,616      $         64,606
                                                                   ================      ================


         See accompanying notes to consolidated financial statements.

                                      GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                                 Consolidated Statements of Income

                                                   (Dollar amounts in millions)

                                                                                   Years Ended December 31,
                                                                                   -----------------------
                                                                      2000                  1999                  1998
                                                                    --------              --------              --------
Revenues:
    Premiums                                                        $  5,465              $  3,542              $  3,207
    Net investment income                                              3,715                 3,123                 2,896
    Surrender fee income                                               1,253                    56                    46
    Net realized investment gains                                        162                   165                   116
    Policy fees and other income                                         930                   666                   407
                                                                    --------              --------              --------
        Total revenues                                                11,525                 7,552                 6,672
                                                                    --------              --------              --------
Benefits and expenses:
    Benefits and other changes in policy reserves                      5,378                 3,522                 3,229
    Interest credited                                                  1,497                 1,298                 1,260
    Commissions                                                        1,236                   858                   541
    General expenses                                                   2,005                 1,348                   914
    Amortization of intangibles, net                                   1,222                   340                   286
    Change in deferred acquisition costs, net                         (1,132)                 (774)                 (446)
    Interest expense                                                     143                    95                    95
                                                                    --------              --------              --------
        Total benefits and expenses                                   10,349                 6,687                 5,879
                                                                    --------              --------              --------
        Income before income taxes, minority interest
          and cumulative effect of accounting change                   1,176                   865                   793

Provision for income taxes                                               402                   248                   301
                                                                    --------              --------              --------
        Income before minority interest and cumulative
          effect of accounting change                                    774                   617                   492

Minority interest                                                          6                     4                     -
                                                                    --------              --------              --------
        Income before cumulative effect of
          accounting change                                              768                   613                   492

Cumulative effect of accounting change, net of tax                         -                    25                     -
                                                                    --------              --------              --------
        Net income                                                  $    768              $    638              $    492
                                                                    ========              ========              ========

                                   See accompanying notes to consolidated financial statements.


                                      GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Shareholder's Interest

                                        (Dollar amounts in millions, except share amounts)

                                                                                               Accumulated
                                                                  Common Stock     Additional   Non-owner                  Total
                                                               ------------------   Paid-In      Changes     Retained  Shareholder's
                                                                Shares    Amount    Capital     In Equity    Earnings    Interest
                                                               --------  --------  ---------   -----------  ----------  ----------
Balances at January 1, 1998                                      1,000         -      5,435          661          862       6,958
Changes other than transactions with shareholder:
    Net income                                                       -         -          -            -          492         492
    Net unrealized gains on investment securities (a)                -         -          -           52            -          52
    Foreign currency translation adjustments                         -         -          -           73            -          73
                                                                                                                          -------
      Total changes other than transactions with shareholder                                                                  617
                                                                                                                          -------
Dividends declared                                                   -         -          -            -         (120)       (120)
                                                               -------   -------   --------      -------      -------     -------
Balances at December 31, 1998                                    1,000         -      5,435          786        1,234       7,455

Changes other than transactions with shareholder:
    Net income                                                       -         -          -            -          638         638
    Net unrealized losses on investment securities (a)               -         -          -       (1,792)           -      (1,792)
    Foreign currency translation adjustments                         -         -          -          147            -         147
                                                                                                                          -------
      Total changes other than transactions with shareholder                                                               (1,007)
                                                                                                                          -------

Contribution of The Signature Group                                  -         -        885            -            -         885
Dividends declared                                                   -         -          -            -         (177)       (177)
                                                               -------   -------   --------      -------      -------     -------
Balances at December 31, 1999                                    1,000   $     -   $  6,320      $  (859)     $ 1,695     $ 7,156

Changes other than transactions with shareholder:
    Net income                                                       -         -          -            -          768         768
    Net unrealized gains on investment securities (a)                -         -          -          665            -         665
    Foreign currency translation adjustments                         -         -          -         (175)           -        (175)
                                                                                                                          -------
      Total changes other than transactions with shareholder                                                                1,258
                                                               -------   -------   --------      -------      -------     -------
Balances at December 31, 2000                                    1,000   $     -   $  6,320      $  (369)     $ 2,463     $ 8,414
                                                               =======   =======   ========      =======      =======     =======

(a) Presented net of deferred taxes of $(335), $970, and $(26) in 2000, 1999, and 1998, respectively.



                                   See accompanying notes to consolidated financial statements.

                                GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Cash Flows

                                             (Dollar amounts in millions)

                                                                                          Years Ended December 31,
                                                                                          ------------------------
                                                                                     2000          1999           1998
                                                                                   -------      --------      ---------
Cash flows from operating activities:
    Net income                                                                     $   768      $    638      $     492
                                                                                   -------      --------      ---------
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Changes in reserves                                                        (6,670)          626          2,601
         Charges assessed to policyholders                                            (247)         (208)          (282)
         Net realized investment gains                                                (162)         (165)          (116)
         Amortization of investment premiums and discounts                             (61)         (112)           (50)
         Amortization of intangibles, net                                            1,222           340            286
         Deferred income tax expense                                                   228           128             53
         Change in certain assets and liabilities:
              Deferred acquisition costs                                            (1,073)         (774)          (446)
              Accrued investment income and other assets, net                           50          (899)          (593)
              Accounts payable, accrued expenses and other policy-related
                balances                                                               879           898            875
                                                                                   -------      --------      ---------
                        Total adjustments                                           (5,834)         (166)         2,328
                                                                                   -------      --------      ---------
                        Net cash (used in) provided by operating activities         (5,066)          472          2,820
                                                                                   -------      --------      ---------

Cash flows from investing activities:
    Short-term investment activity, net                                             (1,690)            -              -
    Proceeds from sales and maturities of investment securities
      and other invested assets                                                      9,821         8,332          8,320
    Principal collected on mortgage and policy loans                                 1,455           424            471
    Purchase of investment securities and other invested assets                    (20,140)      (10,844)       (10,542)
    Mortgage and policy loan originations                                           (1,192)         (644)          (859)
    Purchase of Professional Insurance Company                                           -           (46)             -
    Purchase of Phoenix American Life, net of cash acquired                           (222)            -              -
    The Travelers Transaction, net of cash acquired                                   (294)            -              -
    Purchase of GE Edison Life Insurance Company, net of cash acquired                   -             -           (572)
                                                                                   -------      --------      ---------
                        Net cash used in investing activities                      (12,262)       (2,778)        (3,182)
                                                                                   -------      --------      ---------

Cash flows from financing activities:
    Proceeds from issuance of investment contracts                                   8,628         7,007          3,652
    Redemption and benefit payments on investment contracts                         (6,011)       (4,299)        (4,355)
    Proceeds from short-term borrowings                                              3,410         2,639          3,303
    Payments on short-term borrowings                                               (3,168)       (2,916)        (3,703)
    Proceeds from long-term debt                                                         -             -            515
    Net commercial paper borrowings (repayments)                                     1,026           (17)           568
    Borrowings from minority interest holder                                             -             -            556
    Cash received upon acquisition of The Signature Group                                -           129              -
    Cash received upon acquisition of Toho Mutual Life                              13,176
    Dividend paid to shareholder                                                         -          (155)          (120)
                                                                                   -------      --------      ---------
                        Net cash provided by financing activities                   17,061         2,388            416
                                                                                   -------      --------      ---------
Effect of exchange rate changes on cash                                                686            72             (6)

                        Net increase in cash and cash equivalents                      419           154             48
Cash and cash equivalents at beginning of year                                         532           378            330
                                                                                   -------      --------      ---------
Cash and cash equivalents at end of year                                           $   951      $    532      $     378
                                                                                   =======      ========      =========

         See accompanying notes to consolidated financial statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)




(1) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The accompanying consolidated financial statements include the historical operations and accounts of GE Financial Assurance Holdings, Inc. and its subsidiaries (collectively, the Company). Operating subsidiaries of the Company include General Electric Capital Assurance Company, Federal Home Life Insurance Company, GE Life and Annuity Assurance Company, First Colony Life Insurance Company and subsidiaries, Union Fidelity Life Insurance Company, GE Edison Life Insurance Company ("GE Edison"), Colonial Penn Insurance Company, and Signature Financial/Marketing Inc., ("The Signature Group"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     All of the outstanding common stock of GE Financial Assurance Holdings, Inc. ("GE Financial Assurance") is owned by General Electric Capital Corporation ("GE Capital"), a wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which in turn is wholly-owned, directly or indirectly, by General Electric Company.

     (b) Basis of Presentation

     These consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

     (c) Products

     GE Financial Assurance is an insurance holding company that, through its subsidiaries, sells a variety of insurance and investment-related products almost entirely in North America and Asia. The Company's operations are in two business segments: (i) Wealth Accumulation and Transfer, and (ii) Lifestyle Protection and Enhancement.

     Wealth Accumulation and Transfer products are investment vehicles and insurance contracts intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death. The Company's principal product lines under the Wealth Accumulation and Transfer segment are deferred annuities (fixed and variable), immediate annuities (structured settlements and retirement), life insurance (universal, term, ordinary and group), guaranteed investment contracts
(GICs), funding agreements, and mutual funds.

     Lifestyle Protection and Enhancement products are products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages. The Company's principal product lines under the Lifestyle Protection and Enhancement segment are long-term care, supplementary accident and health insurance, personal lines of automobile insurance and income protection packages.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     The Company distributes its products through four primary channels: intermediaries (such as brokerage general agents ("BGAs"), banks, securities brokerage firms and financial planning firms); dedicated sales forces, who distribute certain of the Company's products on an exclusive basis, some of whom are not employees of the Company; marketing through businesses; and direct and affinity based marketing through e-commerce, telemarketing and direct mail.

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

     (d) Revenues

     Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification. Premiums on short-duration insurance contracts are reported as revenue over the terms of the related insurance policies. In general, earned premiums are calculated on a pro-rata basis or are recognized in proportion to expected claims. Premiums on long-duration insurance products are recognized as earned when due or, in the case of life contingent immediate annuities, when the contracts are issued. Premiums received under annuity contracts without significant mortality risk and premiums received on universal life products are not reported as revenues but as liabilities for future annuity and contract benefits. Other income consists primarily of surrender charges on certain policies, income protection package revenues and charges to policyholder account values for universal life, variable life and variable annuity policies. Surrender charges are recognized as income when the policy is surrendered. Income protection package dues are recognized as income over the membership period. Charges to policyholder accounts for universal life cost of insurance is recognized as revenue when due. Variable product fees are charged to variable annuity and variable life policyholders based upon the daily net assets of the policyholder's account values and are recognized as revenue when charged.

     (e) Cash Equivalents

     Certificates, money market funds and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Items with original maturities greater than 90 days are included in short-term investments.

     (f) Investments

     The Company has designated its fixed maturities (bonds, notes, and redeemable preferred stock) and its equity securities (common and non-redeemable preferred stock) as available-for-sale. The fair value for regularly traded fixed maturities and equity securities is based on quoted market prices. For fixed maturities not regularly traded, fair values are estimated using values obtained from independent pricing services or are estimated by discounting expected future cash flows using a current market rate applicable to the credit quality, industry sector, call features and maturity of the investments, as applicable.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)



     Changes in the market values of investments available-for-sale, net of the effect on deferred acquisition costs, present value of future profits, and deferred federal income taxes, are reflected as unrealized investment gains or losses in a separate component of shareholder's interest and, accordingly, have no effect on net income. Unrealized losses that are considered other than temporary are recognized in earnings through an adjustment to the amortized cost basis of the underlying securities. The Company engages in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the market value of the applicable securities loaned.

     Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method, whereby the amortized cost of the securities is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to investment income.

     Mortgage and policy loans are stated at the unpaid principal balance of such loans, net of allowances for estimated uncollectable amounts. The allowance for losses is determined primarily on the basis of management's best estimate of probable losses, including specific allowances for known troubled loans, if any.

     (g) Deferred Acquisition Costs

     Acquisition costs include costs and expenses that vary with and are primarily related to the acquisition of insurance and investment contracts and income protection packages. Such costs are deferred and amortized as follows:

     Long-duration contracts -- Acquisition costs include first-year commissions in excess of recurring renewal commissions, certain solicitation and printing costs, and certain support costs such as underwriting and policy issue expenses. For investment and universal life type contracts, amortization is based on the present value of anticipated gross profits from investments, interest credited, surrender and other policy charges, and mortality and maintenance expenses. Amortization is adjusted retroactively when current estimates of future gross profits to be realized are revised. For other long-duration insurance contracts, the acquisition costs are amortized in relation to the estimated benefit payments or the present value of expected future premiums.

     Short-duration contracts -- Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies. Direct response marketing costs are amortized ratably over the expected life of the respective customer relationship.

     Income protection packages -- Acquisition costs consist primarily of marketing costs and are amortized in proportion to the anticipated revenue to be recognized from club memberships.

     Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not considered recoverable, are charged to expense.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     (h) Intangible Assets

     Present Value of Future Profits -- In conjunction with the acquisitions of life insurance subsidiaries, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called the present value of future profits ("PVFP"), represents the actuarially determined present value of the projected future cash flows from the acquired policies.

     Value of Business Acquired ("VOBA") -- VOBA reflects the estimated fair value of the Company's active auto club memberships and represents the present value of the expected future cash flows from active auto club memberships existing at the date of the acquisition. VOBA is amortized over the estimated life of the memberships of the business acquired in relation to the present value of the estimated gross profits.

     Goodwill -- Goodwill is amortized over its estimated period of benefit on the straight-line method. No amortization period exceeds 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

     (i) Federal Income Taxes

     The Company's non-life insurance subsidiaries are included in the consolidated federal income tax return of General Electric Company. These subsidiaries are subject to a tax-sharing arrangement which allocates tax on a separate company basis, but provides group benefit for current utilization of losses and credits. The Company's life insurance subsidiaries file a consolidated life insurance federal income tax return and are also subject to a separate tax-sharing agreement, as approved by state insurance regulators, which also allocates tax on a separate Company basis but provides for current utilization of losses and credits.

     Deferred taxes are allocated to individual subsidiaries by applying the asset and liability method of accounting for deferred income taxes. Intercompany balances are settled annually.

     The Company has not established any deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in significant foreign subsidiaries. The Company has elected to permanently reinvest the earnings of its material foreign subsidiaries.

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

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


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

     (n) Minority Interest

     Minority interest primarily relates to certain ownership interests in GE Life and Annuity Assurance Company and Phoenix American Life Insurance Company. Prior to 2000, minority interest included certain ownership interests in GE Edison.


     (o) Interest Rate and Currency Risk Management

     As a matter of policy, the Company does not engage in derivative trading, market-making or other speculative activities.

     The Company uses swaps primarily to optimize funding costs. Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. The Company requires all other swaps, as well as futures, interest rate floors, swap options, options, and currency forwards to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.


     Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedged instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Any instrument designated but ineffective as a hedge would be marked to market and recognized in operations immediately.

     (p) Accounting Pronouncement Not Yet Adopted

     The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for GE Financial Assurance on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at their fair values; changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Effects of qualifying changes in fair value will be recorded in equity pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at January 1, 2001, the effects on the Company's Consolidated Financial Statements of adopting SFAS No. 133, as amended, will be a one-time reduction of net earnings of less than $20 million, and a one-time reduction of shareholder's interest, excluding the net earnings effect, of less than $375 million. The precise transition effect is uncertain because the accounting for certain derivatives and hedging relationships in accordance with SFAS No. 133 is subject to further interpretation by the FASB.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)

(2) Acquisitions and Transfers

      In March 2000, GE Edison, a subsidiary of the Company, acquired, by means of a comprehensive transfer ("the Transfer") in accordance with the Insurance Business Law of Japan ("IBL"), the insurance policies and related assets of Toho Mutual Life Insurance Company ("Toho"). GE Edison assumed $21.6 billion of policyholder liabilities, $0.3 billion of accounts payable and accrued expenses, and acquired $20.3 billion of cash, investments and other tangible assets. The $1.6 billion difference between acquired assets and assumed liabilities represents PVFP on the transferred insurance policies. Assets acquired by GE Edison include approximately $0.5 billion of redeemable preferred stock and warrants issued by another subsidiary of the Company. The redeemable preferred stock and warrants have been eliminated in the accompanying Consolidated Balance Sheets as of December 31, 2000. The corresponding amount eliminates the minority interest in the Company previously held by Toho.

      As disclosed below, GE Edison had previously acquired Toho's operating infrastructure in March 1998. In June 1999, the Financial Services Agency ("FSA") of Japan determined that Toho's continued operation was not in the best interest of its policyholders given its weak financial position. As a result, the FSA issued a partial business suspension order to Toho on June 4, 1999. In connection with such suspension order, the FSA appointed two independent individuals from the Japanese insurance industry and the Life Insurance Association of Japan as administrators of Toho (collectively, "the Administrator").

      At that time, the sole means for rehabilitating an insolvent insurer under the IBL was through a comprehensive transfer of the insurer's insurance policies and assets to a rescuing company. On December 22, 1999, the Administrator entered into an agreement with GE Edison, acting as the rescuing company, for the comprehensive transfer of Toho's insurance contracts. The restructured insurance contracts have surrender charges, reduced benefits and lower policy guarantees. As an inducement for GE Edison to become the rescuing company, Japan's Policyholder Protection Corporation contributed approximately $3.6 billion as part of the assets supporting Toho's restructured policies.

      In connection with the Transfer, the Company terminated reinsurance arrangements it had with Toho. Certain amounts in the Consolidated Statements of Income for the year ended December 31, 2000 reflect the impact of terminating such reinsurance arrangements. The termination of the reinsurance arrangements did not have a significant effect on net earnings for the year ended December 31, 2000. Toho, which continues to exist as a separate and independent entity, will fully liquidate its remaining assets and liabilities following the comprehensive transfer. Such liquidation is not expected to have any impact on the Company's financial position or results of operations.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     In March 1998, the Company and Toho jointly capitalized a new insurance company, GE Edison, to sell life, health and annuity products in the Japanese market. In connection with this agreement, the Company paid Toho $547 in exchange for the operating infrastructure and $13 in exchange for certain tangible assets. GE Edison originates and underwrites all of the new business activity. Existing Toho business remained with Toho with the exception of certain term life insurance business ceded to GE Edison as described below. The Company's investment in GE Edison includes 100% of the entity's voting interest following the Company's acquisition in December 1999 of the 10% voting interest previously held by Toho. Additionally, in 1998, the Company paid Toho a ceding commission of $400 in exchange for Toho transferring 50% of certain term life insurance reserves and certain other liquid assets approximating $391. Also in 1998, GE Edison entered into an agreement with Toho, which contains certain modified coinsurance arrangements. These blocks of existing term life insurance provided an initial operations base for GE Edison.

     In conjunction with the 1998 acquisition of the infrastructure and capitalization of GE Edison, a subsidiary of the Company agreed to issue certain subsidiary preferred stock to the sellers in an amount up to (Yen)56.0 billion through 2004, contingent upon certain performance measurements. In accordance with such agreement, the Company issued certain subsidiary preferred stock to the sellers in an amount of $19 in 1999. The subsidiary preferred stock issued during 1999 has been accounted for as additional purchase consideration and the additional goodwill is being amortized over the remaining goodwill life.

     In April 2000, the Company acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Life Mutual Insurance Company. The purchase price of $281, including PVFP, has been allocated to the assets acquired and the liabilities assumed based upon their respective fair value at the date of the acquisition.

     In July 2000, the Company acquired 90% of the long-term care insurance portfolio of Citigroup's Travelers Life and Annuity unit and certain assets related thereto for $411 ("the Travelers Transaction"). In addition, the Company and certain Citigroup companies entered into agreements to underwrite and distribute long-term care insurance through a long-term strategic alliance. Under this agreement, the Company will market to the distribution channels of Citigroup, including Travelers.

     In July 1999, in connection with Montgomery Ward Holding Corp.'s plan of reorganization under chapter 11 of the federal bankruptcy laws, GE Capital acquired The Signature Group (Signature) from Montgomery Ward & Co. Incorporated. The acquisition was completed through a series of mergers involving various Signature companies and subsidiaries of the Company with the Company's subsidiaries being the surviving company in such mergers. The effect of the mergers was to cause Signature to become a subsidiary of GE Financial Assurance. The aggregate purchase price of $885 has been allocated to Signature assets acquired, including PVFP and value of consumer club business acquired of $122 and $297, respectively, and to liabilities assumed, including liability for policy and contract claims of $144, based upon their respective fair values at the date of the acquisition, and a corresponding amount has been recorded as an increase to additional paid in capital, reflecting the mergers of the Signature companies into subsidiaries of the Company.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     Each of the above referenced acquisitions has been accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements reflect the corresponding results of operations from the respective dates of acquisition. The Company has reflected its initial allocation of purchase price based on their estimated fair values according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuations finalized.

(3) Investments

        (a) General

        For the years ended December 31, the sources of investment income of the Company were as follows:

                                          2000        1999        1998
                                          ----        ----        ----
Fixed maturities                        $3,141      $2,758      $2,527
Equity securities                          ---         ---          24
Mortgage loans                             448         260         234
Policy loans                                93         102          96
Other                                       63           9          23
                                        ------------------------------
Gross investment income                  3,745       3,129       2,904
Investment expenses                        (30)         (6)         (8)
                                        ------------------------------
Net investment income                   $3,715      $3,123      $2,896
                                        ==============================


        For the years ended December 31, sales proceeds and gross realized investment gains and losses resulting from the sales of investment securities available-for-sale were as follows:

                                          2000        1999        1998
                                          ----        ----        ----
Sales proceeds                          $5,852      $3,675      $4,668
                                        ==============================

Gross realized investment:
 Gains                                  $  257      $  251      $  211
 Losses                                    (95)        (86)        (95)
                                        ------------------------------
Net realized investment gains           $  162      $  165      $  116
                                        ==============================


        The additional proceeds from investments presented in the Company's Consolidated Statements of Cash Flows result from principal collected on mortgage and asset-backed securities, maturities, calls and sinking fund payments.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     Net unrealized gains and losses on investment securities classified as available-for-sale are reduced by deferred income taxes and adjustments to PVFP and deferred acquisition costs that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of shareholder's interest at December 31 are summarized as follows:

                                                                                              2000       1999        1998
                                                                                              ----       ----        ----
Net unrealized (losses) gains on available-for-sale investment securities before adjustments:
 Fixed maturities                                                                           $(738)    $(1,911)     $1,330
 Equity securities                                                                             27           9          21
 Other invested assets                                                                        (25)          1           5
                                                                                            -----------------------------
    Subtotal                                                                                 (736)     (1,901)      1,356
Adjustments to the present value of future profits and deferred acquisition                    69         234        (261)
 costs
Deferred income taxes                                                                         253         588        (382)
                                                                                            -----------------------------
 Net unrealized (losses) gains on available-for-sale investment securities                  $(414)    $(1,079)     $  713
                                                                                            =============================

     The change in the net unrealized gains (losses) on investment securities reported in accumulated non-owner changes in equity is as follows:

                                                                                              2000       1999       1998
                                                                                           ---------   --------   -------
Net unrealized gains (losses) on investment securities - beginning of year                 $  (1,079)  $   713    $   661
Unrealized gains (losses) on investment securities - net of deferred taxes of
$(392), $912, and $(67)                                                                          770    (1,685)       127
Reclassification adjustments - net of deferred taxes of $57, $58, and $41                       (105)     (107)       (75)
                                                                                           ---------   -------    -------
Net unrealized gain (loss) on investment securities - end of year                          $    (414)  $(1,079)   $   713
                                                                                           =========   =======    =======

     At December 31, the amortized cost, gross unrealized gains and losses, and fair value of the Company's fixed maturities and equity securities available-for-sale were as follows:

                                                                                    Gross            Gross
                                                                   Amortized      Unrealized      Unrealized        Fair
                                                                     Cost           Gains           Losses         Value
                                                                     ----           -----           ------         -----
 2000
-----
Fixed maturities
 U.S. government and agencies                                      $ 1,502            $  7         $   (38)      $  1,471
 State and municipal                                                   659               1             (27)           633
 Foreign government                                                  1,386              49             (68)         1,367
 Foreign corporate                                                   5,328             149             (95)         5,382
 U.S. corporate                                                     33,034             369          (1,308)        32,095
 Mortgage and asset-backed                                           8,279             230              (7)         8,502
                                                                   ------------------------------------------------------
    Total fixed maturities                                          50,188             805          (1,543)        49,450
 Common and non-redeemable preferred stock                             438              72             (45)           465
                                                                   ------------------------------------------------------
    Total available-for-sale securities                            $50,626            $877         $(1,588)      $ 49,915
                                                                   ======================================================

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)

                                                                    Gross            Gross
                                                   Amortized      Unrealized      Unrealized       Fair
                                                     Cost           Gains           Losses        Value
                                                     ----           -----           ------        -----
1999
----
Fixed maturities:
    U.S. government and agencies                   $ 1,500            $  3         $  (141)     $ 1,362
    State and municipal                                652               1             (76)         577
    Foreign government                                 194               2              (8)         188
    Foreign corporate                                3,248              28            (154)       3,122
    U.S. corporate                                  25,248             105          (1,568)      23,785
    Mortgage and asset-backed                        8,001              58            (161)       7,898
                                                   ----------------------------------------------------
      Total fixed maturities                        38,843             197          (2,108)      36,932
 Common and non-redeemable preferred stock             336              30             (21)         345
                                                   ----------------------------------------------------
      Total available-for-sale securities          $39,179            $227         $(2,129)     $37,277
                                                   ====================================================


     The scheduled maturity distribution of the fixed maturity portfolio at December 31, 2000 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Amortized        Fair
                                                                                    Cost          Value
                                                                                    ----          -----
Due in one year or less                                                            $   964      $ 1,634
Due one year through five years                                                      8,971        8,539
Due five years through ten years                                                    10,954       10,841
Due after ten years                                                                 21,020       19,934
                                                                                   --------------------
      Subtotal                                                                      41,909       40,948
Mortgage and asset-backed securities                                                 8,279        8,502
                                                                                   --------------------
      Totals                                                                       $50,188      $49,450
                                                                                   ====================


     At December 31, 2000, $6,645 of the Company's investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

     As required by law, the Company has investments on deposit with governmental authorities and banks for the protection of policyholders of $108 and $106 at December 31, 2000 and 1999, respectively.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     At December 31, 2000, approximately 28.3%, 16.1% and 13.5% of the Company's investment portfolio is comprised of securities issued by the manufacturing, utility and financial industries, respectively, the vast majority of which are rated investment grade, and which are senior secured bonds. No other industry group comprises more than 10% of the Company's investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

     At December 31, 2000, the Company did not hold any fixed maturity securities, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder's interest.

     The credit quality of the fixed maturity portfolio at December 31 follows. The categories are based on the higher of the ratings published by Standard & Poor's or Moody's.

                                      2000                         1999
                                     -----                         ----
                           Fair Value     Percent       Fair Value     Percent
                           ----------     -------       ----------     -------
 Agencies and treasuries      $ 4,016         8.1%         $ 3,458         9.4%
 AAA/Aaa                        7,935        16.1            5,937        16.1
 AA/Aa                          5,963        12.1            3,032         8.2
 A/A                           12,154        24.6            9,078        24.6
 BBB/Baa                       12,157        24.6            8,678        23.5
 BB/Ba                          1,500         3.0            1,337         3.6
 B/B                              684         1.4              802         2.2
 CCC/Caa                           21         ---                9         ---
 Not rated                      5,020        10.1            4,601        12.4
                              ------------------------------------------------
 Totals                       $49,450       100.0%         $36,932       100.0%
                              ================================================


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

     At December 31, 2000 and 1999, there were fixed maturities in default with a fair value of $65 and $10, respectively.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)

     (b) Mortgage and Other Loans

      At December 31, 2000 and 1999, the Company's U.S. mortgage loan portfolio consisted of first mortgage loans on commercial real estate properties of 1,714 and 2,065, respectively. The loans, which are originated by the Company through a network of mortgage bankers, are made on completed, leased properties and generally have a maximum loan-to-value ratio of 75% at the date of origination.

      At December 31, 2000 and 1999, respectively, the Company held $1,001 and $854 in U.S. mortgages secured by real estate in California, comprising 13% and 25% of the total mortgage portfolio. For the years ended December 31, 2000, 1999 and 1998, respectively, the Company originated $267, $201 and $222 of mortgages secured by real estate in California, which represent 19%, 23% and 29% of the respective total U. S. originations for those years.

      As of December 31, 2000 and 1999, the Company was committed to fund $103 and $156, respectively, in U. S. mortgage loans.

      As a part of the comprehensive transfer of the assets of Toho to GE Edison in March 2000, the Company acquired certain individual and corporate loans having a value of $3,328 at December 31, 2000. At December 31, 2000, 68% of the loan portfolio consisted of loans to banks, large listed companies, and local or foreign governments. At December 31, 2000, 26% of these loans were with Japan's 4 largest banks.

      "Impaired" loans are defined under U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases, or large groups of smaller-balance homogeneous loans, and therefore applies principally to the Company's commercial loans.

      Under these principles, the Company has two types of "impaired" loans: loans requiring allowances for losses (none as of December 31, 2000 and 1999) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($12 and $19, as of December 31, 2000 and 1999, respectively). Average investment in impaired loans during 2000, 1999 and 1998 was $17, $15 and $26, respectively and interest income recognized on these loans while they were considered impaired was $1, $3 and $2, respectively.

     The following table presents the activity in the allowance for losses during the years ended December 31:

                                                                      2000       1999       1998
                                                                     -----      -----      -----
Balance at January 1                                                $  71      $  65      $  57
Transfers in                                                          122         --         --
Provision charged to operations                                       (26)         7          6
Amounts written off, net of recoveries                                 (3)        (1)         2
                                                                    ---------------------------
Balance at December 31                                              $ 164      $  71      $  65
                                                                    ===========================

     During 2000, as part of its on-going analysis of exposure to losses arising from mortgage loans, the Company recognized a $33 reduction in its allowance for losses.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


(4) Deferred Acquisition Costs

      Activity impacting deferred acquisition costs for the years ended December 31, was as follows:

                                                                                   2000       1999       1998
                                                                                   ----       ----       ----
Unamortized balance at January 1                                                  $2,202     $1,400     $  945
  Impact of foreign currency translation                                             (32)        28          9
  Costs deferred                                                                   1,649      1,078        637
  Amortization, net                                                                 (517)      (304)      (191)
                                                                                   ----------------------------
Unamortized balance at December 31                                                 3,302      2,202      1,400
  Cumulative effect of net unrealized investment losses (gains)                       38        105        (82)
                                                                                  ----------------------------
Balance at December 31                                                            $3,340     $2,307     $1,318
                                                                                  ============================

(5) Intangible Assets

     Present Value of Future Profits

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

     The following table presents the activity in PVFP for the years ended December 31:

                                                                                 2000        1999         1998
                                                                                 ----        ----         ----
Unamortized balance at January 1                                                $ 1,518      $1,608      $1,824
  Acquisitions                                                                    1,985         134         ---
  Impact of foreign currency translation                                             37         ---         ---
  Interest accreted at 4.9% in 2000, 4.9% in 1999 and 4.8% in 1998                   88          78          87
  Amortization                                                                   (1,097)       (302)       (303)
                                                                                -------------------------------
Unamortized balance at December 31                                                2,531       1,518       1,608
  Cumulative effect of net unrealized investment losses (gains)                      31         129        (179)
                                                                                -------------------------------
Balance at December 31                                                          $ 2,562      $1,647      $1,429
                                                                                ===============================

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     The estimated percentage of the December 31, 2000 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

          2001                                      17.7%
          2002                                      12.8%
          2003                                      10.5%
          2004                                       8.7%
          2005                                       7.4%

     In December 2000, an affinity partner, Montgomery Wards LLC ("Wards") filed for bankruptcy. As a result, the Company recognized a charge to earnings related to the write-off of certain intangibles of $54 and other expenses of $28.

     Goodwill

     At December 31, 2000 and 1999, total unamortized goodwill was $2,437 and $2,422, respectively, which is presented net of accumulated amortization of $350 and $249, respectively. Goodwill amortization was $104, $84, and $68 for the years ended December 31, 2000, 1999 and 1998, respectively. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value (no such write-downs have been made).

(6) Reinsurance

     In order to limit the amount of loss retention, certain policy risks are reinsured with other insurance companies. The maximum amount of individual ordinary life insurance normally retained by the Company on any one life policy is $1. Reinsurance contracts do not relieve the Company from its obligations to policyholders. In the event that the reinsurers would be unable to meet their obligations, the Company is liable for the reinsured claims. The Company monitors both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. The Company does not have significant concentrations of reinsurance with any one reinsurer that could have a material impact on its results of operations.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     Net life insurance in force as of December 31 is summarized as follows:

                                                             2000           1999             1998
                                                            -----           ----             ----
Direct life insurance in force                           $ 515,742       $ 337,892         $306,566
Amounts ceded to other companies                          (113,866)       (111,193)         (96,931)
Amounts assumed from other companies                        30,751          28,345           40,290
                                                        -------------------------------------------
Net life insurance in force                              $ 432,627       $ 255,044         $249,925
                                                        ===========================================
Percentage of amount assumed to net                             7%             11%              16%
                                                        ===========================================

     The effects of reinsurance on premiums written and earned for the years ended December 31 were as follows:

                                                         Written                               Earned
                                                         -------                               ------
                                                 2000     1999     1998                2000     1999     1998
                                                 ----     ----     ----                ----     ----     ----
Direct                                          $5,115   $3,636   $3,217             $5,176   $3,603   $3,218
Assumed                                            771      407      489                755      414      477
Ceded                                             (464)    (443)    (464)              (466)    (475)    (488)
                                                --------------------------          -------------------------
Net premiums                                    $5,422   $3,600   $3,242             $5,465   $3,542   $3,207
                                                ==========================          ==========================
Percentage of amount assumed to net                                                     14%      12%      15%
                                                                                    ==========================

     Reinsurance recoveries recognized as a reduction of benefits amounted to $394, $300 and $336 during 2000, 1999 and 1998, respectively.

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

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


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

     The following chart summarizes the major assumptions underlying the Company's recorded liabilities for future annuity and contract benefits:



                                                                Mortality/                           December 31,
                                                  Withdrawal    Morbidity     Interest Rate          ------------
                                                  Assumption    Assumption     Assumption           2000      1999
                                                 ------------   ----------    -----------           ----      ----
Investment contracts                             N/A              N/A            N/A               $24,475   $21,250

Limited-payment contracts                        None             (a)         3.3%-11.3%            10,145     9,643

Traditional life insurance                       Company
    contracts                                    experience       (b)          5.5%-7.5%(e)         14,128     1,896

Universal life-type contracts                    N/A              N/A            N/A                 4,557     4,485

Accident and health                              Company
                                                 experience       (c)       7.5% Grading To 5.5%       630       131

Long-term care                                   Company
                                                 experience       (d)         4.5%-7.0%              3,415     2,234
                                                                                                   -----------------
Total future annuity and contract                                                                  $57,350   $39,639
    benefits                                                                                       =================

____________

(a) Either the United States Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuitant Mortality Table.

(b) Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, 1958 and 1980 Commissioner's Standard Ordinary Tables or Fifth Japanese Experience Table.

(c) The 1958 and 1980 Commissioner's Standard Ordinary Tables, 1964 modified and 1987

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     Commissioner's Disability Tables and Company experience.

(d) The 1983 Individual Annuitant Mortality Table or 1980 Commissioner's Standard Ordinary Table and the 1985 National Nursing Home Study and Company experience.
(e) Interest rate assumptions for the Company's Japanese operations range from 1.5%-2.4%.

(8) Liability for Policy and Contract Claims

     Changes in the liability for policy and contract claims for the years ended December 31 are summarized as follows:

                                                              2000          1999          1998
                                                              ----          ----          ----
Balance at January 1                                         $ 1,886       $ 1,697       $ 1,521
Less reinsurance recoverables                                   (223)         (221)         (130)
                                                            -------------------------------------
     Net balance at January 1                                  1,663         1,476         1,391
                                                            -------------------------------------
Balances from Acquisitions and Transfers                         219           154           ---

Incurred related to insured events of:
  Current year                                                 3,552         1,932         1,731
  Prior years                                                    (42)          (27)          (51)
                                                            -------------------------------------
     Total incurred                                            3,510         1,905         1,680
                                                            -------------------------------------
Paid related to insured events of:
  Current year                                                (2,046)       (1,049)         (947)
  Prior years                                                   (902)         (829)         (651)
                                                            -------------------------------------
     Total paid                                               (2,948)       (1,878)       (1,598)
                                                            -------------------------------------
Foreign currency translation                                     (81)            6             3
                                                            -------------------------------------
Net balance at December 31                                     2,363         1,663         1,476
Add reinsurance recoverables                                     234           223           221
                                                            -------------------------------------
     Balance at December 31                                  $ 2,597       $ 1,886       $ 1,697
                                                            =====================================

(9) Borrowings

     (a)  Long-Term Debt

     The Company has an unsecured senior long-term note outstanding in the amount of $175, at 6.625%, due August 2003. The senior note indenture contains certain covenants that, among other things, limit the Company's ability to dispose of, or allow liens to be placed against, the capital stock of First Colony. Interest expense in each of the years ended December 31, 2000, 1999 and 1998 was $12.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     In connection with GE Edison's March 1998 transaction with Toho (See Note 2-Acquisitions and Transfers), a subsidiary of the Company entered into certain long-term note agreements in the amount of (Yen)6.5 billion ($58, $63 and $56 at December 31, 2000, 1999 and 1998, respectively), at 2.25%, due April 2008. In addition, two subsidiaries of the Company entered into similar long-term note agreements, having the same interest rate and maturity, in the amount of
(Yen)3.5 billion ($27 at December 31, 2000, 1999 and 1998), with certain affiliates of the Company. A guarantee fee of 0.50%, relating to the above long-term notes, is being paid annually to GE Capital as guarantor.

     Additional financing for the March 1998 GE Edison transaction was obtained by the issuance of a long-term note of the Company to GE Capital. The long-term note in the amount of (Yen)57.25 billion ($440 at December 31, 2000, 1999 and 1998) was scheduled to mature in March 2008. The note was issued with a floating interest rate based on a spread above the three-month Japanese Yen LIBOR London Inter-Bank offered rate (JPY LIBOR), or a total rate of 0.89% and 0.93% at December 31, 1999 and 1998, respectively. In December 2000 the note was refinanced at an effective fixed rate of 2.64%.

     (b) Short-Term Borrowings

     Short-term borrowings includes commercial paper issued of $2,013 and $987, net of discount of $8 and $10 at December 31, 2000 and 1999, respectively, with an average interest rate of 6.50% and 5.91% at December 31, 2000 and 1999, respectively.

     The Company has a line of credit with GE Capital that has an aggregate borrowing line of $2,500, of which a maximum of $532 and $497 was used during the years 2000 and 1999, respectively. At December 31, 2000 and 1999, the balance outstanding was $291 and $49, respectively.

     Interest rates are managed by the Company in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. Interest rate swaps are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

     At December 31, 2000, interest rate swap maturities with a notional amount of $1,669 ranged from 2002 to 2012, and average interest rates for these "synthetic" fixed-rate borrowings were 5.28% (4.80% at December 31, 1999). These swaps were employed to achieve a synthetic fixed rate on commercial paper borrowings in connection with various Company initiatives.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)

  (10) Income Taxes

       The total provision for income taxes for the years ended December 31 consisted of the following components:

                                                               2000       1999        1998
                                                               ----       ----        ----
Current federal income tax provision                          $  24      $ 130       $ 245
Deferred federal income tax provision                           297        127          53
                                                              -----------------------------
    Subtotal - federal provision                                321        257         298
                                                              -----------------------------
Current state income tax (benefit) provision                     (8)       (10)          5
Deferred state income tax provision                               3          1         ---
                                                              -----------------------------
    Subtotal - state (benefit) provision                         (5)        (9)          5
                                                              -----------------------------
Current Foreign Income Tax Provision                            158          3           2
Deferred Foreign Income Tax Benefit                             (72)        (3)         (4)
                                                              -----------------------------
    Subtotal - Foreign Income Tax Provision (Benefit)            86        ---          (2)
                                                              -----------------------------
    Total income tax provision                                $ 402      $ 248       $ 301
                                                              =============================

       The reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                                                 2000      1999       1998
                                                                 ----      ----       ----
Statutory U.S. federal income tax rate                           35.0%     35.0%      35.0%
State income tax, net of federal income tax effect               (0.2)     (0.7)       0.4
Non-deductible goodwill amortization                              1.5       1.5        1.6
Sale of minority interest                                         ---      (6.1)       ---
Other, net                                                       (2.1)     (1.0)       1.0
                                                                ---------------------------
     Effective rate                                              34.2%     28.7%      38.0%
                                                                ===========================

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)

  The components of the net deferred income tax asset (liability) at December 31 are as follows:

                                                             2000           1999
                                                             ----           ----
Assets:
Net unrealized losses on investment securities             $   253         $  588
Future annuity and contract benefits                         1,299            977
Guaranty association (refunds) assessments                      (3)             7
Net operating loss carryforwards                                 8            208
Other                                                           79             12
                                                          ------------------------
     Total deferred income tax assets                        1,636          1,792
                                                          ------------------------

Liabilities:
Investments                                                   (232)          (201)
Present value of future profits                               (376)          (349)
Deferred acquisition costs                                    (592)          (429)
Other                                                         (117)           ---
                                                          ------------------------
     Total deferred income tax liabilities                  (1,317)          (979)
                                                          ------------------------
     Net deferred income tax asset                         $   319         $  813
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

     The Company received a refund of federal and state taxes in 2000 of $82 and paid $371 and $188, for federal and state income taxes during the years 1999 and 1998, respectively.

(11) Related Party Transactions

     At December 31, 2000 and 1999, fixed maturities included a note receivable from GE Capital with a balance of $175. This note bears interest at 6.625% and matures in August 2003.

     At December 31, 2000 and 1999, fixed maturities included a note payable to GE Capital with a balance of $27. The note bears interest at 2.25% and matures in April 2008. In addition, a guarantee fee of 0.50% is being paid annually to GE Capital as guarantor.

     At December 31, 2000 and 1999, fixed maturities included a note payable to GE Capital with a balance of $440. This note bears interest at an effective fixed rate of 2.64% and matures in March 2008.

     At December 31, 2000 and 1999, the Company had a line of credit with GE Capital that has an aggregate borrowing line of $2,500 with balances of $291 and $49, respectively.

     The Company also invests in certain short-term notes issued by GE Capital. These investments yield market rates. Interest earned on these notes was $3, $1 and $3 for the years ended December 31, 2000, 1999 and 1998, respectively. There were no investments in short-term notes at December 31, 2000, and investments were $63 at December 31, 1999.

     During 2000, 1999 and 1998, the Company paid $32, $23 and $15, respectively, to GE Capital for certain computer services fees.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


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

       There are currently several unrelated insurance companies which had substantial amounts of annuity and insurance business in the process of liquidation or rehabilitation. The Company's insurance subsidiaries made net assessment payments of $4, $2 and $12 to various state guaranty associations during the years 2000, 1999 and 1998, respectively.

       Similar to the U.S., Japanese insurers are assessed for expenses relating to the resolution of insolvent insurance companies. In making a determination of its exposure to future insolvency assessments, GE Edison has made an evaluation of the current insolvencies considering information about their resolution which is publicly available. Based upon that assessment, GE Edison has concluded that it has adequately provided for future assessments arising from insolvencies existing at December 31, 2000.

       The American Institute of Certified Public Accountants has issued Statement of Position (SOP) No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP provides guidance on accounting by insurance and other enterprises for guaranty-fund and certain other insurance related assessments. The SOP requires enterprises to recognize
(1) a liability for assessments when (a) an assessment has been asserted or information available prior to issuance of the financial statements indicates it is probable that an assessment will be asserted, (b) the underlying cause of the asserted or probable assessment has occurred on or before the date of the financial statements, and (c) the amount of the loss can be reasonably estimated, and (2) an asset for an amount when it is probable that a paid or accrued assessment will result in an amount that is recoverable from premium tax offsets or policy surcharges from in-force policies.

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

(14) Fair Value of Financial Instruments

       This note discloses the fair value information about certain of the Company's financial instruments, whether or not recognized in the balance sheet. No attempt has been made to estimate the value of anticipated future business or the value of assets or liabilities that are not considered financial instruments. Fair value estimates are made at a specific point in time based on relevant market information and valuation methodologies considered appropriate by management. These estimates may be subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. Changes in the assumptions could significantly affect the estimates. As such, the derived fair value estimates cannot necessarily be substantiated by comparison to independent markets and may differ from the amounts that might be involved in an immediate settlement of the instrument. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity. Fair value disclosures are not required for certain financial instruments; the most significant of these for the Company are the insurance liabilities and related assets, other than financial guarantees and investment deposits.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     Financial instruments that, as a matter of accounting policy, are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosures. Such items include fixed maturities, equity securities and certain other invested assets. The carrying value of policy loans, short-term investments, certain other invested assets, and long-term debt approximates fair value at December 31, 2000 and 1999, respectively.

     A description of how values are estimated follows.

Borrowings. Based on quoted market prices or market comparables. Fair values of interest rate and currency swaps on borrowings are based on quoted market prices and include the effects of counterparty creditworthiness.

Mortgage loans. Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Investment contract deposits. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

Financial guarantees and credit life. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

All other instruments. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

                                    GE FINANCIAL ASSURANCE HOLDINGS, INC AND SUBSIDIARIES

                                            Notes to Consolidated Financial Statements

                                           Years Ended December 31, 2000, 1999 and 1998
                                                   (Dollar amounts in millions)


     Information about certain financial instruments that were not carried at fair value at December 31, 2000 and 1999, is summarized as follows:

                                                            December 31, 2000                        December 31, 1999
                                                ----------------------------------------   -------------------------------------
                                                               Assets(Liabilities)                     Assets(Liabilities)
                                                            --------------------------               -------------------------
                                                Notional      Carrying    Estimated       Notional     Carrying   Estimated
(in millions)                                    Amount        Amount     Fair Value       Amount       Amount    Fair Value
                                              ----------------------------------------   -------------------------------------
Assets:
   Mortgage loans                              $    (a)       $ 7,734      $ 8,025       $     (a)     $  3,414    $  3,309
   Integrated interest rate swaps                 5,177           (53)        (680)          1,709           11          99
   Purchased options                              7,200           152          174           7,998          140         126
   Interest rate swaps and futures                3,381             -          (25)            525            -        (106)
   Other financial instruments                      (a)            19           19              (a)          16          16

Liabilities:
   Borrowings and related instruments:
      Borrowings                                    (a)        (2,304)      (2,306)             (a)      (1,036)     (1,037)
      Interest rate swaps                         1,673             -          (85)          2,665            -          29
   Investment contract deposits                       -       (24,475)     (23,066)              -      (21,250)    (20,746)
   Financial guarantees and credit life           2,152          (110)        (110)          4,567         (104)       (104)
   Credit and liquidity support
      securitizations (b)                           594             -            -               -            -           -
   Performance guarantees, principally
      letters of credit                               6             -            -               4            -           -
Other firm commitments:
   Currency forwards                                680             -           44             261            -          (4)
   Ordinary course of business lending
      commitments                                   103             -            -             304            -           -

(a) Not Applicable

(b) Net realized gains on sales of financial assets through securitizations amounted to $67 million and $36 million during 2000 and 1999, respectively.

     Additional information about certain financial instruments in the above table follows.

Currency forwards are employed by the Company to manage exposures to changes in currency exchange rates and to optimize borrowing costs as discussed in Note 9. These financial instruments generally are used to fix the local currency cost denominated in currencies other than the functional currency. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using currency forwards and currency swaps.

Options and instruments containing option features that behave based on limits (primarily "floors", "S&P call options" or "Bermudan swaptions") on interest rate and S&P index movements are used primarily to hedge prepayment risk in certain of the Company's business activities, such as annuity liabilities and debt securities.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


Swaps of interest rates and currencies are used by the Company to optimize funding costs for a particular funding strategy (see Note 9) or to hedge interest rate and currency risk exposure associated with the Company's business activities, such as debt securities. On a limited basis, and as part of ongoing business activities, the Company utilizes interest rate swaps to minimize its exposure to movements in interest rates and financial markets that have a direct correlation with certain of its insurance products.

(15) Restrictions on Dividends

     Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends in excess of the prescribed limits or the Company's earned surplus require formal state insurance commission approval. Based on statutory results as of December 31, 2000, the Company is able to receive $290 in dividends in 2001 without obtaining regulatory approval.

     The Company did not receive dividends from its subsidiaries during 2000 and received $259 and $120 of cash dividends from its subsidiaries during 1999 and 1998, respectively. The Company did not pay cash dividends to its parent, GE Capital during 2000 and paid $155 and $120 of cash dividends during 1999 and 1998, respectively.

(16) Supplementary Financial Data

     The Company's insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners ("NAIC") that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from GAAP in several respects, causing differences in reported net income and shareholder's interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. The Company's insurance subsidiaries have no significant permitted accounting practices.

     Combined statutory net income for the Company's U.S. domiciled insurance subsidiaries for the years ended December 31, 2000, 1999 and 1998 was $42, $291 and $431, respectively. The combined statutory capital and surplus as of December 31, 2000 and 1999 was $5,490 and $3,179, respectively.

     The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with:
(i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, the Company periodically monitors the RBC level of each of its insurance subsidiaries. At December 31, 2000 and 1999, each of the Company's insurance subsidiaries exceeded the minimum required RBC levels.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)



(17) Operating and Geographic Segments

     (a) Operating Segment Information

     The Company conducts its operations through two business segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, and (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages. See Note (1)(c) for further discussion of the Company's principal product lines within these two segments.

     The following is a summary of industry segment activity for 2000, 1999 and 1998:

2000 -- Segment Data
--------------------

                                                              Wealth         Lifestyle
                                                          Accumulation &    Protection &
                                                             Transfer       Enhancement     Consolidated
                                                             --------       -----------     ------------
 Premiums                                                     $ 2,872           $ 2,593          $ 5,465
 Net investment income                                          3,303               412            3,715
 Surrender fee income                                           1,253               ---            1,253
 Net realized investment gains                                    162               ---              162
 Other income                                                     510               420              930
                                                              ------------------------------------------
     Total revenues                                             8,100             3,425           11,525
                                                              ------------------------------------------
 Interest credited, benefits, and other changes in
   policy reserves                                              4,993             1,882            6,875
 Commissions                                                      770               466            1,236
 Amortization of intangibles                                      951               271            1,222
 Other operating costs and expenses, net                          295               721            1,016
                                                              ------------------------------------------
     Total benefits and expenses                                7,009             3,340           10,349
                                                              ------------------------------------------
     Income before income taxes, minority interest and
            cumulative effect of accounting change            $ 1,091           $    85          $ 1,176
                                                              ==========================================
Provision for income taxes                                    $   373           $    29          $   402
                                                              ==========================================
  Total assets                                                $76,057           $11,559          $87,616
                                                              ==========================================

                                    GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                            Notes to Consolidated Financial Statements

                                           Years Ended December 31, 2000, 1999 and 1998
                                                 (Dollar amounts in millions)



1999 -- Segment Data
--------------------

                                                                  Wealth         Lifestyle
                                                              Accumulation &    Protection &
                                                                 Transfer       Enhancement     Consolidated
                                                                 --------       -----------     ------------

 Premiums                                                         $ 1,658            $1,884          $ 3,542
 Net investment income                                              2,773               350            3,123
 Surrender fee income                                                  56               ---               56
 Net realized investment gains                                        149                16              165
 Other income                                                         427               239              666
                                                                  ------------------------------------------
     Total revenues                                                 5,063             2,489            7,552
                                                                  ------------------------------------------
 Interest credited, benefits, and other changes
    in policy reserves                                              3,426             1,394            4,820
 Commissions                                                          506               352              858
 Amortization of intangibles                                          212               128              340
 Other operating costs and expenses, net                              142               527              669
                                                                  ------------------------------------------
     Total benefits and expenses                                    4,286             2,401            6,687
                                                                  ------------------------------------------
     Income before income taxes, minority interest and
            cumulative effect of accounting change                $   777            $   88          $   865
                                                                  ==========================================
Provision for income taxes                                        $   223            $   25          $   248
                                                                  ==========================================
 Total assets                                                     $57,302            $7,304          $64,606
                                                                  ==========================================
1998 -- Segment Data
--------------------

                                                                  Wealth         Lifestyle
                                                              Accumulation &    Protection &
                                                                 Transfer       Enhancement     Consolidated
                                                                 --------       -----------     ------------

 Premiums                                                         $ 1,557            $1,650          $ 3,207
 Net investment income                                              2,631               265            2,896
 Surrender fee income                                                  46               ---               46
 Net realized investment gains                                        116               ---              116
 Other income                                                         349                58              407
                                                                  ------------------------------------------
     Total revenues                                                 4,699             1,973            6,672
                                                                  ------------------------------------------
 Interest credited, benefits and other changes
    in policy reserves                                              3,300             1,189            4,489
 Commissions                                                          283               258              541
 Amortization of intangibles                                          205                81              286
 Other operating costs and expenses, net                              242               321              563
                                                                  ------------------------------------------
     Total benefits and expenses                                    4,030             1,849            5,879
                                                                  ------------------------------------------
     Income before income taxes, minority interest and
            cumulative effect of accounting change                $   669            $  124          $   793
                                                                  ==========================================
Provision for income taxes                                        $   254            $   47          $   301
                                                                  ==========================================
 Total assets                                                     $50,269            $6,458          $56,727
                                                                  ==========================================

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                 Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in millions)


     (b) Geographic Segment Information


     The Company conducts its operations primarily in two geographic regions:
(1) North America and (2) Japan. See Note (1)(c) for further discussion of the Company's principal product lines distributed in these two segments.

     The following is a summary of geographic region activity for 2000 and 1999.


2000                                                            North America        Japan      Consolidated
----                                                            -------------        -----      ------------
Total revenues                                                        $ 8,238      $ 3,287           $11,525

Income (loss) before income taxes, minority interest and
  cumulative effect of accounting change                              $   921      $   255           $ 1,176

Total assets                                                          $70,259      $17,357           $87,616

1999                                                            North America        Japan      Consolidated
----                                                            -------------        -----    --------------

Total revenues                                                        $ 7,139      $   413           $ 7,552

Income (loss) before income taxes, minority interest and
  cumulative effect of accounting change                              $   874      $    (9)          $   865

Total assets                                                          $61,506      $ 3,100           $64,606


     Prior to 1998, the Company's operations were entirely within the North American geographic region.


(18) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data were as follows:


                                    First Quarter       Second Quarter       Third Quarter    Fourth Quarter
                                 ------------------  ------------------  -----------------  ----------------
                                  2000       1999      2000      1999      2000      1999     2000      1999
                                --------   --------  --------  --------  -------   -------  --------   -----
Premiums                         $1,229     $  839    $1,436    $  842    $1,430    $  896   $1,370      965
                                 ------     ------    ------    ------    ------    ------   ------   ------
Total Revenues                   $2,370     $1,723    $3,236    $1,778    $3,030    $1,907   $2,889   $2,144
                                 ------     ------    ------    ------    ------    ------   ------   ------
Income before Cumulative Effect
   of Accounting Change (1)      $  160     $  117    $  181    $  152    $  229    $  180   $  198   $  164
                                 ------     ------    ------    ------    ------    ------   ------   ------
Net Income (1)                   $  160     $  142    $  181    $  152    $  229    $  180   $  198   $  164
                                 ------     ------    ------    ------    ------    ------   ------   ------


(1) Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Financial Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. The Company has reported the effect of this adoption as a cumulative effect of a change in the accounting principle, which served to increase first quarter of 1999 net income by $25 million (net of income taxes of $14 million).

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
GE Financial Assurance Holdings, Inc.:

     Under date of January 22, 2001, we reported on the consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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


Richmond, Virginia
January 22, 2001

                                                                     Schedule II
                     GE FINANCIAL ASSURANCE HOLDINGS, INC.

                 Condensed Financial Information of Registrant

                               (Parent Company)

                                Balance Sheets

            (Dollar amounts in millions, except per share amounts)



                                                                                  December 31,
                                                                     ----------------------------------
Assets:                                                                    2000                1999
                                                                     -----------------     ------------
    Investment in subsidiaries                                         $  10,275               $  8,316
    Cash and cash equivalents                                                139                    211
    Other assets                                                           1,944                    137
                                                                       ---------               --------
              Total assets                                             $  12,358               $  8,664
                                                                       =========               ========


Liabilities and Shareholder's Interest:

Liabilities:

    Short-term borrowings                                              $   2,304               $  1,036
    Accounts payable and accrued expenses                                  1,640                    472
                                                                       ---------               --------
              Total liabilities                                            3,944                  1,508
                                                                       ---------               --------

Shareholder's interest:

    Net unrealized investment gains                                         (414)                (1,079)
    Foreign currency translation adjustments                                  45                    220
                                                                       ---------               --------
    Accumulated non-owner changes in equity                                 (369)                  (859)
    Common stock ($1 par value, 1,000 authorized,
      1,000 shares issued and outstanding)                                     -                      -
    Additional paid-in capital                                             6,320                  6,320
    Retained earnings                                                      2,463                  1,695
                                                                       ---------               --------
              Total shareholder's interest                                 8,414                  7,156
                                                                       ---------               --------

              Total liabilities and shareholder's interest             $  12,358               $  8,664
                                                                       =========               ========

                 See accompanying note to condensed financial information of registrant.

                                                                                                        Schedule II


                                                  GE FINANCIAL ASSURANCE HOLDINGS, INC.

                                        Condensed Financial Information of Registrant (continued)

                                                             (Parent Company)

                                                           Statements of Income

                                                       (Dollar amounts in millions)



                                                                           Years Ended December 31,
                                                                           -----------------------
                                                                2000                 1999                 1998
                                                        -------------------  --------------------  -------------------

Revenues:
    Equity in undistributed earnings of subsidiaries        $      873           $      362              $      429
    Net investment income                                           60                  316                     133
                                                            ----------           ----------              ----------
           Total revenues                                          933                  678                     562
                                                            ----------           ----------              ----------
Benefits and expenses:

    General expenses                                               134                   93                      39
    Interest expense                                               124                   62                      63
                                                            ----------           ----------              ----------
           Total benefits and expenses                             258                  155                     102
                                                            ----------           ----------              ----------

           Income before income taxes
                                                                   675                  523                     460

Income tax benefit                                                  93                  115                      32
                                                            ----------           ----------              ----------

           Net income                                       $      768           $      638              $      492
                                                            ==========           ==========              ==========

    See accompanying note to condensed financial information of registrant.

                                                                                                                    Schedule II

                                               GE FINANCIAL ASSURANCE HOLDINGS, INC.

                                     Condensed Financial Information of Registrant (continued)

                                                         (Parent Company)

                                                     Statements of Cash Flows

                                                   (Dollar amounts in millions)


                                                                                            Years Ended December 31,
                                                                                            ------------------------
                                                                                    2000             1999             1998
                                                                                ------------     ------------      ------------
Cash flows from operating activities:
 Net income                                                                     $        768     $        638      $        492
                                                                                ------------     ------------      ------------
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Equity in undistributed earnings of subsidiaries                                   (873)            (362)             (429)
     (Increase) decrease in other assets                                              (1,807)             335              (356)
     Increase (decrease) in accounts payable and accrued expenses                      1,168               80               340
                                                                                ------------     ------------      ------------
                  Total adjustments                                                   (1,512)              53              (445)
                                                                                ------------     ------------      ------------
                  Net cash (used in) provided by operating activities                   (744)             691                47
                                                                                ------------     ------------      ------------

Cash flows from investing activities:
 Acquisitions, net of cash acquired                                                     (596)             (31)              (95)
                                                                                ------------     ------------      ------------
                 Net cash used in investing activities                                  (596)             (31)              (95)
                                                                                ------------     ------------      ------------

Cash flows from financing activities:
 Net commercial paper borrowings (repayments)                                          1,026              (17)              568
 Proceeds from short-term borrowings                                                   3,410            2,639             3,303
 Payments on short-term borrowings                                                    (3,168)          (2,916)           (3,703)
 Dividend paid to shareholder                                                              -             (155)             (120)
                                                                                ------------     ------------      ------------
                  Net cash provided by (used in) financing activities                  1,268             (449)               48
                                                                                ------------     ------------      ------------
                  Net (decrease) increase in cash and cash equivalents                   (72)             211                 -
Cash and cash equivalents at beginning of year                                           211                -                 -
                                                                                ------------     ------------      ------------
Cash and cash equivalents at end of year                                        $        139     $        211      $          -
                                                                                ============     ============      ============

                              See accompanying note to condensed financial information of registrant.

                                                                     Schedule II


                     GE FINANCIAL ASSURANCE HOLDINGS, INC.

             Note to Condensed Financial Information of Registrant
                               (Parent Company)

(1) Basis of Presentation

      All of the outstanding common stock of GE Financial Assurance Holdings, Inc. ("GE Financial Assurance") is owned by General Electric Capital Corporation ("GE Capital"), a wholly-owned subsidiary of General Electric Capital Services, Inc., which in turn is wholly-owned, directly or indirectly, by General Electric Company.

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

                                                                                                                       Schedule III
                                        GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                                  Supplemental Insurance Information

                                                      (Dollar amounts in millions)

                                                                Future Annuity
                                                                 and Contract
                                              Deferred     Benefits and Liability                         Other
                                            Acquisition        for Policy and         Unearned         Policyholder      Premium
Segment                                        Costs           Contract Claims        Premiums         Liabilities       Revenue
-------                                   ---------------  ----------------------  ----------------  ---------------  -------------
December 31, 2000:

     Wealth Accumulation and Transfer      $       2,386     $            54,000    $          104    $         441    $      2,872
     Lifestyle Protection and Enhancement            954                   5,947               696               60           2,593
                                          ---------------   ---------------------  ----------------  ---------------  --------------
                    Total                  $       3,340     $            59,947    $          800    $         501    $      5,465
                                          ===============   =====================  ================  ===============  ==============
December 31, 1999:

     Wealth Accumulation and Transfer      $       1,630     $            37,534    $          191    $         578    $      1,658
     Lifestyle Protection and Enhancement            677                   3,991               651               48           1,884
                                          ---------------   ---------------------  ----------------  ---------------  --------------
                    Total                  $       2,307     $            41,525    $          842    $         626    $      3,542
                                          ===============   =====================  ================  ===============  ==============
December 31, 1998:

     Wealth Accumulation and Transfer     $          874     $            34,723    $          212    $         542    $      1,557
     Lifestyle Protection and Enhancement            444                   3,246               754               28           1,650
                                          ---------------    --------------------  ----------------  ---------------  --------------
                    Total                 $        1,318     $            37,969    $          966    $         570    $      3,207
                                          ===============    ====================  ================  ===============  ==============

                                                                                          Change in
                                               Net                 Benefits and           Deferred         Other
                                            Investment           Other Changes in        Acquisition     Operating        Premiums
Segment                                       Income              Policy Reserves        Costs, Net       Expenses        Written
-------                                   ----------------   ------------------------   -------------  -------------- --------------
December 31, 2000:

     Wealth Accumulation and Transfer      $        3,303      $               3,496     $      (877)  $       2,893    $     2,847
     Lifestyle Protection and Enhancement             412                      1,882            (255)          1,713          2,575
                                          ----------------   ------------------------   -------------  -------------- --------------
                    Total                  $        3,715      $               5,378     $    (1,132)  $       4,606    $     5,422
                                          ================   ========================   =============  ============== ==============
December 31, 1999:

     Wealth Accumulation and Transfer      $        2,773      $               2,128     $      (536)   $      1,394    $     1,658
     Lifestyle Protection and Enhancement             350                      1,394            (238)          1,247          1,942
                                          ----------------    -----------------------   -------------  -------------- --------------
                    Total                  $        3,123      $               3,522     $      (774)   $      2,641    $     3,600
                                          ================    =======================   =============  ============== ==============
December 31, 1998:

     Wealth Accumulation and Transfer      $        2,631      $               2,040     $      (303)   $      1,033    $     1,557
     Lifestyle Protection and Enhancement             265                      1,189            (143)            803          1,685
                                          ----------------    -----------------------   -------------  -------------- --------------
                                           $        2,896      $               3,229     $      (446)   $      1,836    $     3,242
                                          ================    =======================   =============  ============== ==============

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

          Included in Part II of this report:
           Independent Auditors' Report
           Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2000
           Consolidated Statements of Shareholder's Interest for each of the years in the three-year period ended December 31, 2000 Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000
           Notes to Consolidated Financial Statements

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

Exhibit
 Number                               Description
-------                               -----------

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

 3.2      By-Laws of the Company, as amended.

12.1      Computation of ratio of earnings to fixed charges.

21.1      Subsidiaries of the Company.

          Information omitted in accordance with General Instruction I (2)(b).

23.1      Consent of KPMG LLP.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated March 16, 2000, reporting (under Item 2 thereof) the comprehensive transfer of insurance policies and related assets of Toho Mutual Life Insurance Company to GE Edison Life Insurance Company.

The Company filed a Current Report on Form 8-K/A, dated May 15, 2000, reporting (under Item 2 thereof) additional information related to the comprehensive transfer of the insurance policies and related assets thereof of Toho Mutual Life Insurance Company to GE Edison Life Insurance Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GE Financial Assurance Holdings, Inc.


March 23, 2001                              By    /s/ Richard G. Fucci
                                                 --------------------------
                                                 Richard G. Fucci
                                                 Vice President and Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                      Title                             Date
      ---------                      -----                             ----
/s/ Michael D. Fraizer        Chairman, President and              March 23, 2001
---------------------------   Chief Executive Officer
(Michael D. Fraizer)          (Principal Executive Officer)


/s/ Thomas W. Casey           Senior Vice President and            March 23, 2001
---------------------------   Chief Financial Officer
(Thomas W. Casey)             (Principal Financial Officer)


/s/ Richard G. Fucci          Vice President and Controller        March 23, 2001
---------------------------   (Principal Accounting Officer)
(Richard G. Fucci)
---------------------------

/s/ Leon E. Roday             Director, Senior Vice President,     March 23, 2001
---------------------------   General Counsel and Secretary
(Leon E. Roday)

/s/ Geoffrey S. Stiff         Director and Senior Vice President   March 23, 2001
---------------------------
(Geoffrey S. Stiff)