Form 10-Q
period 2001-03-31
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2001-05-01
CIK 1049537

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ____________ to _____________

                             ____________________

                        Commission file number 0-23375
                             ____________________


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

                             ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _____
                                       -----

At May 1, 2001 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION.

Item 1.     Financial Statements.............................................     1

Item 2.     Management's Discussion and Analysis of Results of
               Operations and Financial Condition............................     7


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.................................     9

Signatures...................................................................    10

Index to Exhibits............................................................    11

                        PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

      Condensed, Consolidated Statements of Current and Retained Earnings
                         (Dollar amounts in millions)
                                  (Unaudited)

                                                                Three Months Ended
                                                            --------------------------
                                                            March 31,         April 1,
                                                              2001              2000
                                                            ---------         --------
Revenues:
  Premiums                                                  $  1,386          $  1,229
  Net investment income                                          982               854
  Surrender fee income                                           106                38
  Net realized investment gains                                  110                21
  Policy fees and other income                                   224               228
                                                            --------          --------
    Total revenues                                             2,808             2,370
                                                            --------          --------
Benefits and expenses:
  Benefits and other changes in policy reserves                1,349               995
  Interest credited                                              406               341
  Commissions                                                    285               325
  General expenses                                               472               560
  Amortization of intangibles, net                                84               198
  Change in deferred acquisition costs, net                     (190)             (331)
  Interest expense                                                43                27
                                                            --------          --------
   Total benefits and expenses                                 2,449             2,115
                                                            --------          --------

Earnings before income taxes, minority interest and
 cumulative effect of change in accounting principle             359               255

Provision for income taxes                                       131                94
                                                            --------          --------
Earnings before minority interest and cumulative
 effect of change in accounting principle                        228               161

Minority interest                                                  1                 1
                                                            --------          --------
Earnings before cumulative effect of change in
 accounting principle                                            227               160

Cumulative effect of change in accounting principle,
 net of tax                                                       15               ---
                                                            --------          --------
Net earnings                                                     212               160

Retained earnings at beginning of period                       2,463             1,695
                                                            --------          --------
Retained earnings at end of period                          $  2,675          $  1,855
                                                            ========          ========

See Notes to Condensed, Consolidated Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
           Condensed, Consolidated Statements of Financial Position
            (Dollar amounts in millions, except per share amounts)

                                                                                        March 31,          December 31,
                                                                                          2001                 2000
                                                                                       -----------         ------------
Assets                                                                                 (Unaudited)
Investments:
 Fixed maturities available-for-sale, at fair value                                      $50,130             $49,450
 Equity securities available-for-sale, at fair value                                         502                 465
 Mortgage and other loans                                                                  7,528               7,734
 Policy loans                                                                              1,162               1,194
 Short-term investments                                                                    1,751               1,690
 Other invested assets                                                                     2,339               1,231
                                                                                         -------             -------
   Total investments                                                                      63,412              61,764

 Cash and cash equivalents                                                                 1,106                 951
 Accrued investment income                                                                 1,002               1,133
 Deferred acquisition costs                                                                3,456               3,340
 Intangible assets                                                                         4,971               5,260
 Reinsurance recoverable                                                                   1,507               1,388
 Other assets                                                                              2,565               3,174
 Separate account assets                                                                   9,089              10,606
                                                                                         -------             -------
       Total assets                                                                      $87,108             $87,616
                                                                                         =======             =======

Liabilities and Shareholder's Interest
Liabilities:
 Future annuity and contract benefits                                                    $57,035             $57,350
 Liability for policy and contract claims                                                  2,481               2,597
 Other policyholder liabilities                                                            1,291               1,301
 Accounts payable and accrued expenses                                                     5,241               4,294
 Short-term borrowings                                                                     2,142               2,304
 Separate account liabilities                                                              9,089              10,606
 Long-term debt                                                                              695                 699
                                                                                         -------             -------
       Total liabilities                                                                  77,974              79,151

Minority interest                                                                             56                  51

Shareholder's interest:
 Net unrealized investment gains (losses)                                                    387                (414)
 Derivatives qualifying as hedges                                                           (281)                ---
 Foreign currency translation adjustments                                                    (23)                 45
                                                                                         -------             -------
 Accumulated non-owner changes in equity                                                      83                (369)
 Common stock  ($1 par value, 1,000 shares authorized, issued
     and outstanding)                                                                        ---                 ---
 Additional paid-in capital                                                                6,320               6,320
 Retained earnings                                                                         2,675               2,463
                                                                                         -------             -------
       Total shareholder's interest                                                        9,078               8,414
                                                                                         -------             -------
       Total liabilities and shareholder's interest                                      $87,108             $87,616
                                                                                         =======             =======

See Notes to Condensed, Consolidated Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

               Condensed, Consolidated Statements of Cash Flows
                         (Dollar amounts in millions)
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                    --------------------------
                                                                                    March 31,         April 1,
                                                                                      2001              2000
                                                                                    ---------         --------
Cash Flows From Operating Activities
Net earnings                                                                         $   212          $   160
Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
   Change in reserves                                                                    608           (1,050)
   Cumulative effect of change in accounting principle, net of tax                        15              ---
   Other - net                                                                          (348)             394
                                                                                     -------          -------
     Net cash provided by (used in) operating activities                                 487             (496)
                                                                                     -------          -------

Cash Flows From Investing Activities
 Short-term investment activity, net                                                     (60)             ---
 Proceeds from sales and maturities of investment securities and
   other invested assets                                                               5,673            1,595
 Principal collected on mortgage and policy loans                                        265              155
 Purchases of investment securities and other invested assets                         (6,314)          (3,872)
 Mortgage and policy loan originations                                                  (269)            (429)
                                                                                     -------          -------
     Net cash used in investing activities                                              (705)          (2,551)
                                                                                     -------          -------

Cash Flows From Financing Activities
 Proceeds from issuance of investment contracts                                        1,672            2,091
 Redemption and benefit payments on investment contracts                              (1,475)          (1,441)
 Net commercial paper (repayments) borrowings                                            (20)             616
 Proceeds from other borrowings                                                          399              187
 Payments on other borrowings                                                           (542)            (141)
 Cash received upon assumption of Toho Mutual Life Insurance
   Company insurance liabilities                                                         ---           13,177
                                                                                     -------          -------
     Net cash provided by financing activities                                            34           14,489
                                                                                     -------          -------

Effect of Exchange Rate Changes on Cash                                                  339               68

Increase in Cash and Cash Equivalents                                                    155           11,510
Cash and Cash Equivalents at Beginning of Period                                         951              532
                                                                                     -------          -------
Cash and Cash Equivalents at End of Period                                           $ 1,106          $12,042
                                                                                     =======          =======

See Notes to Condensed, Consolidated Financial Statements.

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Condensed, Consolidated Financial Statements
                         (Dollar amounts in millions)
                                  (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements represent GE Financial Assurance Holdings, Inc. and its consolidated subsidiaries (collectively, "the Company"). All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3. The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting For Derivatives Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

   The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices, and currency exchange rates. As discussed more fully in Notes 1, 9, and 14 of the 2000 Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

   At January 1, 2001, the Company's financial statements were adjusted to record the cumulative effect of adopting this accounting change, as follows:


                                                    Earnings    Equity
                                                    --------    ------

   Adjustments to fair value derivatives (a)         $ (23)     $(555)
   Income tax effects                                    8        204
                                                     -----      -----

   Total                                             $ (15)     $(351)
                                                     =====      =====

   (a) For earnings effect amount is shown net of adjustment to hedged items.

   A reconciliation of current period changes, net of applicable income taxes in the separate component of shareholder's interest labeled "derivatives qualifying as hedges", follows:

   Transition adjustment as of January 1, 2001         $(351)
   Current period increases in fair value                110
   Reclassifications to earnings - net                   (40)
                                                       -----
   Balance at March 31, 2001                           $(281)
                                                       -----

   Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

     Hedges of Future Cash Flows
     ---------------------------

     The ineffective portion of changes in fair values of hedge positions, reported in first quarter earnings, amounted to $(0.5) million, before income taxes and is recorded in net realized investment gains. There were no amounts excluded from the measure of effectiveness in the first quarter related to the hedge of future cash flows.

     Of the $(351) million transition adjustment recorded in equity at January 1, 2001, $(40) million, net of income taxes, was reclassified to earnings during the first quarter of 2001. The $(281) million recorded in equity at March 31, 2001 is expected to be reclassified to future earnings, contemporaneously with and primarily offsetting changes in interest expense and income on floating-rate instruments and foreign currency changes on certain financial instruments. Of this amount $(128) million, net of income taxes, are expected to be reclassified to earnings over the twelve-month period ended March 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring.

     At March 31, 2001 the term of derivative instruments hedging forecasted transactions, except those related to payment of variable interest on existing financial instruments, was zero.

     Hedges of Recognized Assets, Liabilities and Firm Commitments
     -------------------------------------------------------------

     The ineffective portion of changes in fair values of hedge positions, reported in first quarter 2001 operations, amounted to $4 million, before income taxes. These amounts were included in net realized investment gains. There were no amounts excluded from the measure of effectiveness.

     Hedges of Net Investments in Foreign Subsidiaries
     -------------------------------------------------

     Of the $(23) million reported in the separate component of equity related to currency translation adjustments, $12 million, net of income taxes, was attributable to gains on derivative instruments designated and effective as net investment hedges. In addition, amounts excluded from the measure of effectiveness on these net investment hedges of $6 million, before income taxes, are reflected in interest expense.

     Derivatives Not Designated as Hedges
     ------------------------------------

     Derivatives not designated as hedges primarily consist of options and instruments that behave based on limits (such as "floors"). These instruments are used to hedge risks associated with interest rate and equity movements in certain investments, as well as risks in certain insurance business activities. Although these instruments are effective hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.


4. A summary of changes in shareholder's interest that do not result directly from transactions with the Company's shareholder follows:

                                                                                    Three Months Ended
                                                                           ------------------------------------
                                                                           March 31, 2001         April 1, 2000
                                                                           --------------         -------------
Net earnings                                                                   $ 212                  $ 160
Unrealized gains on investment securities - net                                  801                    102
Foreign currency translation adjustments                                         (68)                   (96)
Derivatives qualifying as hedges                                                  70                    ---
Cumulative effect on shareholder's interest of adopting SFAS 133                (351)                   ---
                                                                               -----                  -----
 Total                                                                         $ 664                  $ 166
                                                                               =====                  =====

5. The Company conducts its operations through two operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, and (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages.

     The following is a summary of operating segment activity for the three month periods ended March 31, 2001 and April 1, 2000:

                                                                                   Three Months Ended
                                                                          ------------------------------------
                                                                          March 31, 2001         April 1, 2000
                                                                          --------------         -------------
Revenues
   Wealth Accumulation and Transfer...................................        $1,852                $1,650
   Lifestyle Protection and Enhancement...............................           956                   720
                                                                              ------                ------
       Total revenues.................................................        $2,808                $2,370
                                                                              ======                ======

   Earnings before income taxes, minority interest and cumulative effect of change in accounting principle
   Wealth Accumulation and Transfer...................................        $  281                $  252
   Lifestyle Protection and Enhancement...............................            78                     3
                                                                              ------                ------

       Total earnings before income taxes, minority interest and
        cumulative effect of change in accounting principle                   $  359                $  255
                                                                              ======                ======


     The following is a summary of assets by operating segment as of March 31, 2001 and December 31, 2000:

                                                  March 31,         December 31,
                                                    2001                2000
                                                  ---------         ------------
   Assets
   Wealth Accumulation and Transfer...........     $74,920            $76,057
   Lifestyle Protection and Enhancement.......      12,188             11,559
                                                   -------            -------
       Total assets...........................     $87,108            $87,616
                                                   =======            =======

6. In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001 was not significant to the Company's operating results.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Analysis.

Overview

Net earnings for the first three months of 2001 before cumulative effect of change in accounting principle (as discussed in Note 3) were $227 million, a $67 million, or 41.9%, increase over the first three months of 2000. This increase was driven primarily by increased premiums, investment income, and net realized investment gains, partially offset by increased benefits and other changes in policy reserves, interest credited, and charges related to the termination of reinsurance arrangements as a result of the comprehensive transfer of Toho Mutual Life Insurance Company's ("Toho"), insurance policies and related assets to GE Edison Life Insurance Company (the "Toho Transfer").

Operating Results

Premiums increased $157 million, or 12.8%, to $1,386 million for the first three months of 2001 from $1,229 million for the first three months of 2000. The increase primarily relates to the growth in the Company's life, long-term care and supplemental accident and health insurance products. This growth in long-term care and supplemental accident and health insurance premiums were favorably impacted by the acquisition of GE Group Life Assurance Company (formerly, Phoenix American Life Insurance Company) in April 2000 and the acquisition of 90% of the long-term care insurance portfolio of Citigroup's Travelers Life and Annuity unit and certain assets related thereto. These two transactions are collectively referred to as the "2000 North American Acquisitions" and are discussed more fully in the Company's 2000 Form 10-K. This increase was partially offset by decreases in premiums on accident and health products and the cession of a certain life block of business no longer actively marketed by the Company.

Net investment income increased $128 million, or 15.0%, to $982 million for the first three months of 2001 from $854 million for the first three months of 2000. The increase was primarily attributable to higher levels of average invested assets ($62.6 billion in first three months of 2001 vs. $50.6 billion in first three months of 2000), partially offset by a decrease in weighted average yields to 6.32% for the first three months of 2001 from 6.80% for the first three months of 2000 due to lower yields on investment activity related to the Company's Japanese operations. Excluding the Japanese operations, the weighted average yields for the first three months of 2001 would have been 7.48%.

Surrender Fee Income increased $68 million to $106 million for the first three months of 2001 from $38 million in the first three months of 2000. The increase in surrender fee income relates to amounts retained by the Company from the surrender of policyholder contracts assumed as part of the Toho Transfer in March 2000. These policies became subject to surrender charges under the terms of the restructuring of Toho's in-force insurance contracts. The surrender rates for the insurance policies assumed from Toho were significantly greater than historical averages. The Company believes that this unusual surrender activity was in response to the insolvency of Toho, in particular the fact that the former Toho policyholders were not permitted to surrender policies until the consummation of the Toho Transfer.

Net realized investment gains increased $89 million to $110 million for the first three months of 2001 from $21 million for the first three months of 2000. This increase arises from the decision to sell certain invested assets in connection with the Company's asset/liability risk management policies and associated ongoing review of its investment portfolio positions which vary with market and economic conditions.

Policy fees and other income decreased $4 million, or 1.8%, to $224 million in the first three months of 2001 from $228 million in the first three months of 2000. Other income is principally comprised of insurance charges made against universal life contracts, revenues from sales of income protection packages, fees assessed against policyholder account values, other fee income and commission income. The decrease in the first three months of 2001 was primarily due to a general decline in income protection package revenues, partially offset by an increase in insurance charges made against universal life contracts and administration generated by a third party administrator acquired as part of the 2000 North American Acquisitions.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty products. These amounts increased $354 million, or 35.6%, to $1,349 million in the first three months of 2001 from $995 million in the first three months of 2000. The increase primarily relates to the growth in the Company's Japanese operations, growth in certain of the Company's life and long-term care insurance business as well as the impact of the 2000 North American Transactions.

Interest credited increased $65 million, or 19.1%, to $406 million in the first three months of 2001 from $341 million in the first three months of 2000. This increase was a result of the increase in the underlying reserves arising primarily from sales of Guaranteed Investment Contracts (GICs) and certain universal life and annuity products.

Commission expenses decreased $40 million, or 12.3%, to $285 million in the first three months of 2001 from $325 million in the first three months of 2000 primarily due to higher contract renewals on certain of the Company's life products which are associated with lower commission rates, partially offset by higher first-year premiums on long-term care insurance contracts. In addition, the prior year includes charges related to the termination of reinsurance arrangements in connection with the Toho Transfer in March 2000.

General expenses were $472 million for the first three months of 2001, a decrease of $88 million or 15.7% over the first three months of 2000 expense of $560 million. The decrease is primarily the result of prior year charges related to the termination of reinsurance arrangements in connection with the Toho Transfer and decreases in advertising and marketing expenses in certain lines of business.

Amortization of intangibles, net decreased $114 million, or 57.6%, to $84 million for the first three months of 2001 from $198 million for the first three months of 2000. The Company's significant intangible assets consist of two components which both result from acquisition activities - the present value of future profits (PVFP), representing the estimated future gross profit in acquired insurance and annuity contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of intangibles decreased due primarily to lower PVFP amortization associated with the run-off of the insurance policies assumed in the Toho Transfer.

Change in deferred acquisition costs, net decreased $141 million, or 42.6%, to $190 million for the first three months of 2001 from $331 million for the first three months of 2000. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as direct advertising and printing costs and certain support costs such as underwriting and policy issue costs. Under U.S. GAAP, these costs are deferred and recognized in relation to either premiums or gross profits underlying the contracts. Amortization of deferred acquisition costs decreased primarily as a result of the termination of reinsurance arrangements as part of the Toho Transfer in March 2000 and a decrease in commission and other advertising expenses, partially offset by an increase in deferred acquisition costs associated with increased long-term care insurance product sales.

Interest expense increased $16 million, or 59.3%, to $43 million for the first three months of 2001 from $27 million for the first three months of 2000. This increase relates to an increase in weighted average commercial paper borrowings outstanding for the first quarter of 2001 compared to the first quarter of the prior year.


Financial Condition

Total assets decreased $0.5 billion, or 0.6% at March 31, 2001 from December
31, 2000. Total investments increased approximately $1.6 billion, or 2.7% at March 31, 2001 from December 31, 2000. This increase was primarily driven by net investment income of approximately $982 million and an increase in other invested assets as a result of the implementation of SFAS No. 133 (as discussed in Note 3). Assets invested in separate accounts decreased by approximately $1.5 billion, or 14.3%, at March 31, 2001 from December 31, 2000 primarily due to an overall decrease in the market value of the underlying investment funds. All other assets decreased by $0.6 billion primarily as a result of decreases is amounts due from brokers related to investment transactions and decreases in intangible assets and reinsurance recoverable.

Total liabilities decreased $1.2 billion, or 1.5%, at March 31, 2001 from December 31, 2000. Future annuity and contract benefits decreased approximately $0.3 billion, or 0.6%, at March 31, 2001 from December 31, 2000. This decrease resulted primarily from surrender payments made to former Toho policyholders subsequent to the Toho Transfer in March 2000, partially offset by growth in reserves due to the sales of certain of the Company's life, annuity and long-term care business. Separate account liabilities decreased by approximately $1.5 billion, or 14.3%, at March 31, 2001 from December 31, 2000 primarily due to overall decreased market value of the underlying investment funds. Accounts payable and accrued other expenses increased $0.7 billion, or 15.4%, due primarily to the timing of net payments and receipts related to the investment portfolio and normal business activity. All other liabilities decreased by $0.1 billion primarily as a result of net repayments on short-term borrowings.

Item 6. Exhibits and Reports on Form 8-K.

     a.   Exhibit.
          Exhibit 12 Computation of ratio of earnings to fixed charges.

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


                                   GE FINANCIAL ASSURANCE HOLDINGS, INC.
                                   -------------------------------------
                                           (Registrant)

Date:  May 1, 2001                 By:        /s/ Thomas W. Casey
                                      ------------------------------------------
                                                  Thomas W. Casey,
                                      Senior Vice President and Chief Financial
                                                       Officer
                                            (Principal Financial Officer)

Date:  May 1, 2001                 By:        /s/ Richard G. Fucci
                                      ------------------------------------------
                                                  Richard G. Fucci,
                                            Vice President and Controller
                                            (Principal Accounting Officer)

            GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                               Index to Exhibits


Exhibit No.                                                                 Page
-----------                                                                 ----


   12          Computation of ratio of earnings to fixed charges