Form 10-Q
period 2001-06-30
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2001-08-03
CIK 1049537

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At August 3, 2001, 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                   -------------------

PART I - FINANCIAL INFORMATION.

Item 1.       Condensed, Consolidated Financial Statements ..................................                 1

Item 2.       Management's  Discussion  and  Analysis  of  Results  of  Financial  Condition  and
              Results of  Operations ........................................................                 8

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges .............................                10


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..............................................                11

Signatures ..................................................................................                12

Index to Exhibits ...........................................................................                13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

       Condensed, Consolidated Statements of Current and Retained Earnings
                         (Dollar amounts in millions)
                                   (Unaudited)

                                                                   Three Months Ended             Six Months Ended
                                                               --------------------------- -------------------------------
                                                                 June 30,        July 1,         June 30,         July 1,
                                                                   2001           2000             2001            2000
                                                               ----------     -----------     -------------    -----------
Revenues:
     Premiums                                               $     1,690    $     1,571     $     3,230      $     2,951
     Net investment income                                        1,037            979           2,061            1,870
     Surrender fee income                                            92            627             198              666
     Net realized investment gains                                   99             69             244              119
     Policy fees and other income                                   217            226             441              453
                                                               ----------     -----------     -------------    -----------
           Total revenues                                         3,135          3,472           6,174            6,059
                                                               ----------     -----------     -------------    -----------

Benefits and expenses:
     Benefits and other changes in policy reserves                1,479          1,658           2,855            2,661
     General expenses                                               764            796           1,546            1,707
     Interest credited                                              405            369             811              710
     Amortization of intangibles                                    156            421             241              619
     Change in deferred acquisition costs, net                     (214)          (293)           (401)            (622)
     Interest expense                                                35             35              78               62
                                                               ----------     -----------     -------------    -----------
       Total benefits and expenses                                2,625          2,986           5,130            5,137
                                                               ----------     -----------     -------------    -----------

Earnings before income taxes, minority interest and
     cumulative effect of change in accounting principle            510            486           1,044              922

Provision for income taxes                                          172            170             354              319
                                                               ----------     -----------     -------------    -----------
Earnings before minority interest and cumulative effect
     of change in accounting principle                              338            316             690              603

Minority interest                                                     2              1               3                2
                                                               ----------     -----------     -------------    -----------
Earnings before cumulative effect of change in accounting
     principle                                                      336            315             687              601

Cumulative effect of change in accounting principle, net
     of tax                                                           -              -              15                -
                                                               ----------     -----------     -------------    -----------
Net earnings                                                        336            315             672              601

Retained earnings at beginning of period                          5,356          4,086           5,020            3,800
                                                               ----------     -----------     -------------    -----------

Retained earnings at end of period                          $     5,692    $     4,401     $     5,692      $     4,401
                                                               ==========     ===========    ==============    ===========

See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

            Condensed, Consolidated Statements of Financial Position
                         (Dollar amounts in millions)

                                                                                June 30,            December 31,
                                                                                  2001                  2000
                                                                          --------------------   --------------------
Assets                                                                        (Unaudited)
  Investments:
   Fixed maturities available-for-sale, at fair value                            $  56,591              $  52,468
   Equity securities available for sale, at fair value                               1,107                  1,037
   Mortgage and other loans, net of valuation allowance                              6,361                  7,734
   Policy loans                                                                      1,084                  1,194
   Short-term investments                                                            1,082                  1,693
   Other invested assets                                                             1,189                  1,231
                                                                          --------------------   --------------------

    Total investments                                                               67,414                 65,357

  Cash and cash equivalents                                                          1,685                  1,163
  Accrued investment income                                                          1,213                  1,179
  Deferred acquisition costs                                                         3,804                  3,446
  Intangible assets                                                                  4,891                  5,289
  Reinsurance recoverable                                                            1,591                  1,396
  Other assets                                                                       2,760                  3,668
  Separate account assets                                                            9,793                 10,606
                                                                          --------------------   --------------------
         Total assets                                                            $  93,151              $  92,104
                                                                          ====================   ====================


Liabilities and Shareholder's Interest
Liabilities:
  Future annuity and contract benefits                                           $  59,029              $  57,705
  Liability for policy and contract claims                                           2,439                  2,597
  Other policyholder liabilities                                                     1,088                  1,379
  Accounts payable and accrued expenses                                              5,342                  5,043
  Short-term borrowings                                                              1,817                  2,304
  Separate account liabilities                                                       9,793                 10,606
  Long-term debt                                                                     1,182                    699
                                                                          --------------------   --------------------
         Total liabilities                                                          80,690                 80,333
                                                                          --------------------   --------------------

Minority interest                                                                       51                     51

Shareholder's interest:
 Net unrealized investment losses                                                     (139)                  (298)
 Derivatives qualifying as hedges                                                     (101)                   ---
 Foreign currency translation adjustments                                                5                     45
                                                                          --------------------   --------------------
 Accumulated non-owner changes in equity                                              (235)                  (253)
 Common stock                                                                          ---                    ---
 Additional paid-in capital                                                          6,953                  6,953
 Retained earnings                                                                   5,692                  5,020
                                                                          --------------------   --------------------
         Total shareholder's interest                                               12,410                 11,720
                                                                          --------------------   --------------------
         Total liabilities and shareholder's interest                            $  93,151              $  92,104
                                                                          ====================   ====================

See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                Condensed, Consolidated Statements of Cash Flows
                         (Dollar amounts in millions)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                          ------------------------------------------
                                                                               June 30,               July 1,
                                                                                 2001                   2000
                                                                          --------------------   --------------------
Cash Flows From Operating Activities
 Net earnings                                                             $             672      $            601
 Adjustments to reconcile net earnings to net cash provided by operating activities:
      Change in reserves                                                              1,785                (4,304)
      Cumulative effect of change in accounting principle, net of tax                    15                    --
      Other - net                                                                      (717)                   75
                                                                          --------------------   --------------------
         Net cash provided by (used in) operating activities                          1,755                (3,628)
                                                                          --------------------   --------------------

Cash Flows From Investing Activities
   Short term investment activity, net                                                  611                  (694)
   Proceeds from sales and maturities of investment securities and other
      invested assets                                                                 9,913                 3,901
   Principal collected on and securitizations of mortgage and policy loans            1,661                   400
   Purchases of investment securities and other invested assets                     (13,705)               (8,892)
   Mortgage and policy loan originations                                               (509)                 (487)
   Acquisitions                                                                          --                  (220)
                                                                          --------------------   --------------------
         Net cash used in investing activities                                       (2,029)               (5,992)
                                                                          --------------------   --------------------


Cash Flows From Financing Activities
   Proceeds from issuance of investment contracts                                     3,567                 4,226
   Redemption and benefit payments on investment contracts                           (2,837)               (3,095)
   Net commercial paper (repayments) borrowings                                        (585)                  617
   Proceeds from other borrowings                                                     1,583                 1,371
   Payments on other borrowings                                                        (997)               (1,183)
   Cash received from assumption of Toho Mutual Life Insurance
    Company insurance liabilities                                                        --                13,177
                                                                          --------------------   --------------------
         Net cash provided by financing activities                                      731                15,113
                                                                          --------------------   --------------------

 Effect of Exchange Rate Changes on Cash                                                 65                   (84)
                                                                          --------------------   --------------------

 Increase in Cash and Equivalents                                                       522                 5,409
 Cash and Equivalents at Beginning of Period                                          1,163                 1,351
                                                                          --------------------   --------------------
 Cash and Equivalents at End of Period                                    $           1,685      $          6,760
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

     On June 1, 2001 the Company acquired through a capital contribution made by its sole shareholder, General Electric Capital Corporation ("GE Capital"), all of the outstanding voting securities of the following mortgage insurance companies: General Electric Mortgage Insurance Corporation, General Electric Mortgage Insurance Corporation of North Carolina, Private Residential Mortgage Insurance Corporation, GE Residential Mortgage Insurance Corporation of North Carolina, GE Mortgage Reinsurance Corporation of North Carolina, Sponsored Captive Re, Inc., and Verex Assurance, Inc. (together, the "Mortgage Insurers"). GE Residential Mortgage Corporation of North Carolina's wholly owned subsidiary, General Electric Home Equity Insurance Corporation of North Carolina, as an asset of its parent, was indirectly contributed.

     The contribution was made following the dissolution of GE Capital Mortgage Corporation ("GECMC"), the Mortgage Insurers former parent company. GECMC was dissolved on June 1, 2001 in a tax-free liquidation under Section 332 of the Internal Revenue Code. In accordance with GECMC's Articles of Dissolution, the Mortgage Insurers, along with other former subsidiaries of GECMC, were distributed to GE Capital, GECMC's sole shareholder. Immediately following receipt of the distribution, GE Capital contributed the Mortgage Insurers to the Company. The Company, in turn, contributed the shares to GE Mortgage Holdings, LLC a North Carolina limited liability company, of which the Company is the sole member. The transaction was accounted for in a manner similar to a pooling-of-interests. The condensed, consolidated financial statements contained herein have been restated to give retroactive effect to the contribution. This transaction resulted in the creation of a new operating segment, Mortgage Insurance.

2. These financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

     The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 and Current Report on Form 8-K, dated June 8, 2001.

3. The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices and currency exchange rates. As discussed more fully in Notes 1, 9 and 14 of the 2000 Form 10-K, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

     At January 1, 2001 the Company's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows:

                                                                          Earnings                 Shareholder's
                                                                                                     Interest
                                                                      --------------------     ------------------------
     Adjustment to fair value of derivatives (a)                         $    (23)                 $  (555)
     Income tax effects                                                         8                      204
                                                                      --------------------     ------------------------
     Total                                                               $    (15)                 $  (351)
                                                                      ====================     ========================

     (a) For earnings effect, amount shown is net of adjustment to hedged items.

     A reconciliation of current period changes for the first six months of 2001, net of applicable income taxes, in the separate component of shareholder's interest labeled "derivatives qualifying as hedges" follows.


     Transition adjustment as of January 1, 2001                                                 $    (351)
     Current period increases in fair value - net                                                      217
     Reclassifications to earnings - net                                                                33
                                                                                               --------------------
     Balance at June 30, 2001                                                                    $    (101)
                                                                                               ====================

     The cumulative effect on shareholder's interest was primarily attributable to marking to market currency swap contracts used to hedge non-functional currency investments and interest rate swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangement. As a matter of policy, the Company ensures that funding, including the effect of derivatives, of its investment and other financial asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future net earnings will not be subject to volatility arising from interest rate changes.

4. A summary of changes in shareholder's interest that do not result directly from transactions with the shareholder follows:

                                                                                      Three Months Ended
                                                                         -------------------------------------------
                                                                            June 30, 2001          July 1, 2000
                                                                         ---------------------  --------------------
       Net earnings                                                                $  336             $      315
       Unrealized losses on investment securities - net                              (600)                  (247)
       Foreign currency translation adjustments                                        28                     (8)
       Derivatives qualifying as hedges                                               180                    ---
                                                                         ---------------------  ---------------------
       Total                                                                       $  (56)            $       60
                                                                         =====================  =====================
                                                                                        Six Months Ended
                                                                         --------------------------------------------
                                                                            June 30, 2001          July 1, 2000
                                                                         ---------------------  ---------------------
       Net earnings                                                                $  672             $      601
       Cumulative effect on shareholder's interest of adopting SFAS 133              (351)                   ---
       Unrealized losses on investment securities - net                               159                   (105)
       Foreign currency translation adjustments                                       (40)                  (104)
       Derivatives qualifying as hedges                                               250                    ---
                                                                         ---------------------  ---------------------
       Total                                                                       $  690             $      392
                                                                         =====================  =====================

5. The Company conducts its operations through three operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages, and (3) Mortgage Insurance, comprised of products intended to protect mortgage lenders against losses caused by mortgage defaults.

     The following is a summary of operating segment activity for the three and six month periods ended June 30, 2001 and July 1, 2000:

                                                                                        Three Months Ended
                                                                             ----------------------------------------
                                                                              June 30, 2001           July 1, 2000
                                                                             ----------------------------------------
       Revenues
       Wealth Accumulation and Transfer ..........................                 $ 1,966                $ 2,347
       Lifestyle Protection and Enhancement ......................                     949                    889
       Mortgage Insurance ........................................                     220                    236
                                                                             -----------------       ----------------
             Total revenues ......................................                 $ 3,135                $ 3,472
                                                                             =================       ================

       Earnings before income taxes, minority interest and cumulative effect of change in accounting principle
       Wealth Accumulation and Transfer ..........................                 $   269                $   241
       Lifestyle Protection and Enhancement.......................                      85                     51
       Mortgage Insurance.........................................                     156                    194
                                                                             -----------------       ----------------

             Total  earnings  before income taxes,  minority  interest
                  and  cumulative   effect  of  change  in  accounting
                  principle                                                        $   510                $   486
                                                                             =================       ================
                                                                                         Six Months Ended
                                                                              ----------------------------------------

                                                                              June 30, 2001           July 1, 2000
                                                                             -----------------       ----------------
       Revenues
       Wealth Accumulation and Transfer ..........................                 $ 3,804                $ 3,997
       Lifestyle Protection and Enhancement ......................                   1,919                  1,609
       Mortgage Insurance ........................................                     451                    453
                                                                             -----------------       ----------------
             Total revenues ......................................                 $ 6,174                $ 6,059
                                                                             =================       ================

       Earnings before income taxes, minority interest and cumulative effect of change in accounting principle
       Wealth Accumulation and Transfer ..........................                 $   557                $   493
       Lifestyle Protection and Enhancement ......................                     156                     54
       Mortgage Insurance ........................................                     331                    375
                                                                             -----------------       ----------------

             Total  earnings  before income taxes,  minority  interest
                  and  cumulative   effect  of  change  in  accounting
                  principle                                                        $ 1,044                $   922
                                                                             =================       ================

The following is a summary of assets by operating segment as of June 30, 2001 and December 31, 2000:

                                                                               June 30,             December 31,
                                                                                 2001                   2000
                                                                          --------------------   --------------------
       Assets
       Wealth Accumulation and Transfer ..........................                $ 76,186               $ 76,057
       Lifestyle Protection and Enhancement.......................                  12,334                 11,559
       Mortgage Insurance.........................................                   4,631                  4,488
                                                                          --------------------   --------------------
             Total assets ........................................                $ 93,151               $ 92,104
                                                                          ====================   ====================


6. On June 26, 2001 the Company issued 60 billion yen (approximately $0.5 billion) of 10 year senior global debt due in 2011 under a $1 billion universal shelf registration statement. The net proceeds from the issuance were approximately $0.5 billion and were used to reduce commercial paper borrowings. This debt has a 1.6% semi-annual coupon rate, with the first payment to be made on December 20, 2001.

7. In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001 was not significant to the Company's operating results.

     The FASB has issued two SFAS. SFAS No. 141, Business Combinations, is effective for business combinations after June 30, 2001; SFAS No. 142, Goodwill and Other Intangibles, is fully effective on January 1, 2002. It is unlikely that SFAS No. 141 will have a significant effect on the Company's financial position or results of operations. Under SFAS No. 142, amortization of goodwill must cease as of January 1, 2002. Although the effect of this accounting change on 2002 earnings cannot be determined at this time, affected amortization is disclosed separately in Note 5 of the Company's Form 10-K and Note 4 of the Company's Current Report on Form 8-K as discussed in Note 2 above. Upon adopting SFAS 142, management will also measure "impaired" goodwill, as defined, any resulting impairment will be reported as the cumulative effect of a change in accounting principle as of January 1, 2002. Management has not estimated "impaired" goodwill, and does not expect to make such an estimate before the end of 2001.

Item  2.  Management's Discussion and Analysis of Results of Operations.

Overview

All historical financial information contained herein has been restated to reflect the contribution of the Mortgage Insurers to the Company in the second quarter of fiscal 2001 which was accounted for in a manner similar to a pooling-of-interests.

Net earnings before cumulative effect of change in accounting principle for the first six months of 2001 were $687 million, an $86 million, or 14.3%, increase over the first six months of 2000. The increase was primarily a result of increased premiums, investment income, net realized investment gains, and lower amortization of intangibles and general expenses, partially offset by lower surrender fee income, increased benefits and other changes in policy reserves, and higher interest charges.

Operating Results

Premiums increased $279 million, or 9.5%, to $3,230 million for the first six months of 2001 from $2,951 million for the first six months of 2000. The increase primarily relates to the growth in the Company's life, long-term care, supplemental accident and health insurance products, as well as a reduction in mortgage insurance premiums ceded to external reinsurers. This growth in long-term care and supplemental accident and health insurance premiums were primarily impacted by the acquisition of 90% of the long-term care insurance portfolio of Citigroup's Travelers Life and Annuity unit and certain assets related thereto in July 2000 and the acquisition of GE Group Life Assurance Company (formerly, Phoenix American Life Insurance Company) in April 2000. These two transactions are collectively referred to as the "2000 North American Acquisitions" and are discussed more fully in the Company's 2000 Form 10-K. This increase was partially offset by decreases in premiums on individual accident and health insurance products, the cession of a certain life block of business no longer actively marketed by the Company, and termination of reinsurance arrangements and run-off of certain policies assumed as part of the comprehensive transfer of Toho Mutual Life Insurance Company's assets and liabilities to the Company in March 2000 (the "Toho Transfer").

Net investment income increased $191 million, or 10.2%, to $2,061 million for the first six months of 2001 from $1,870 million for the first six months of 2000. The increase was primarily attributable to higher levels of average invested assets ($67.4 billion in first six months of 2001 vs. $56.4 billion in first six months of 2000). This increase was partially offset by a decrease in weighted average yields to 6.20% for the first six months of 2001 from 6.74% for the first months of 2000 due to lower yields on investment activity related to the Company's Japanese operations, as well as the overall declining rate environment. Excluding the Japanese operations, the weighted average yields for the first six months of 2001 would have been 7.07% versus 7.48% in 2000.

Surrender Fee Income decreased $468 million to $198 million for the first six months of 2001 from $666 million in the first six months of 2000. Surrender fee income for the first six months of 2001 and 2000 primarily relates to amounts retained by the Company from the surrender of policyholder contracts assumed as part of the Toho Transfer in March 2000. These policies became subject to surrender charges under the terms of the restructuring of Toho's in-force insurance contracts. The surrender rates for the insurance policies assumed from Toho were significantly greater than historical averages. There has been a significant decrease in the number of policyholder contracts surrendered in the first six months of 2001, which is consistent with management expectations.

Net realized investment gains increased $125 million to $244 million for the first six months of 2001 from $119 million for the first six months of 2000. This increase arises from the decision to sell certain assets in connection with the Company's asset/liability risk management policies and associated ongoing review of its investment portfolio positions which vary with market and economic conditions.

Policy fees and other income decreased $12 million, or 2.6%, to $441 million in the first six months of 2001 from $453 million in the first six months of 2000. Other income is principally comprised of insurance charges made against universal life contracts, revenues from sales of income protection packages, fees assessed against policyholder account values, other fee income, and commission income. The decrease in the first six months of 2001 was primarily due to a general decline in club memberships in income protection packages, partially offset by an increase in insurance charges made against universal life contracts, and administration revenues generated by a third party administrator acquired as part of the 2000 North American Acquisitions.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty products. These amounts increased $194 million, or 7.3%, to $2,855 million in the first six months of 2001 from $2,661 million in the first six months of 2000. The increase primarily relates to the growth in the Company's life, long-term care insurance, mortgage insurance and supplemental accident and health insurance products. The growth in long-term care and supplemental accident and health insurance products were favorably impacted by the 2000 North American Transactions. The increase in mortgage insurance loss and loss adjustment expenses are a result of slowing economic conditions. Partially offset by decreases in individual accident and health insurance products, run off of certain policies assumed as part of the Toho Transfer in March 2000, the cessions of a certain life block of business no longer actively marketed by the Company,

General expenses, including commission expense, were $1,546 million for the first six months of 2001, a decrease of $161 million or 9.4% over the first six months of 2000 expense of $1,707 million. The decrease is primarily the result of prior year charges related to the termination of reinsurance arrangements in connection with the Toho Transfer, decreases in advertising and marketing expenses in certain lines of business, decreases in commission expenses due to lower production in certain annuity products and higher contract renewals on certain of the Company's life products which are associated with lower commission rates, partially offset by increased core operating expenses in support of the Company's core growth initiatives.

Interest credited increased $101 million, or 14.2%, to $811 million in the first six months of 2001 from $710 million in the first six months of 2000. This increase was a result of the increase in the underlying reserves arising primarily from sales of Guaranteed Investment Contracts ("GICs"), deferred annuities, and certain universal life insurance products.

Amortization of intangibles decreased $378 million, or 61.1%, to $241 million for the first six months of 2001 from $619 million for the first six months of 2000. The Company's significant intangible assets consist of two components which result from acquisition activities - the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance and annuity contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of intangibles decreased due primarily to lower PVFP amortization associated with the run-off of the insurance policies assumed in the Toho Transfer.

Change in deferred acquisition costs, net decreased $221 million, or 35.5%, to $401 million for the first six months of 2001 from $622 million for the first six months of 2000. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions, printing, underwriting, and policy issue costs. Under U.S. GAAP, these costs are deferred and recognized in relation to either premiums or gross profits underlying the contracts. Amortization of deferred acquisition costs decreased primarily as a result of the termination of reinsurance arrangements as a part of the Toho Transfer in March 2000 and a decrease in commission and other advertising expenses, partially offset by an increase in deferred acquisition costs associated with long-term care insurance.

Interest expense increased $16 million, or 25.8%, to $78 million for the first six months of 2001 from $62 million for the first six months of 2000. Of this increase, $22 million relates primarily to an increase in commercial paper outstanding, $6 million of which was offset by a reduction of floating interest rates on commercial paper.

Financial Condition

Total assets increased $1.0 billion, or 1.1%, at June 30, 2001 from December 31, 2000. Total investments increased $2.1 billion or 3.1%. This increase is primarily due to net purchases of securities driven by operating cash flows and net investment income, partially offset by mortgage and policy loans repayments and securitizations as well as other decreases in short-term investments. Assets invested in separate accounts decreased by approximately $0.8 billion, or 7.7%, at June 30, 2001 from December 31, 2000 primarily due to an overall decrease in market value of the underlying investment funds. All other assets decreased by approximately $0.3 billion as a result of normal business operations.

Total liabilities increased $0.4 billion, or 0.4%, at June 30, 2001 from December 31, 2000. Future annuity and contract benefits increased approximately $1.3 billion, or 2.3%, at June 30, 2001 from December 31, 2000. This increase resulted primarily from the growth in the Company's life insurance products and investment contracts (primarily GICs). This increase was offset by separate account liabilities, which decreased by approximately $0.8 billion, or 7.7%, at June 30, 2001 from December 31, 2000 primarily due to an overall decrease in market value of the underlying investment funds. Short-term borrowings decreased by $0.5 billion as a result of net repayments on commercial paper. Long-term debt increased by $0.5 billion as the result of the issuance of 60 billion yen of 10 year senior global debt.

Forward Looking Statements

This document may include certain "forward looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

                                                                      EXHIBIT 12

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                Computation of Ratio of Earnings to Fixed Charges

                          (Dollar amounts in millions)
                         Six Months Ended June 30, 2001

                                   (Unaudited)

                                                                                          Ratio of Earnings
                                                                                           to Fixed Charges
                                                                                         ---------------------
 Net earnings                                                                                  $      672
 Provision for income taxes                                                                           354
 Minority Interest                                                                                      3
 Cumulative effect of change in accounting principle                                                   15
                                                                                         ---------------------
  Earnings before income taxes and minority interest
                                                                                                    1,044
                                                                                         ---------------------
 Fixed charges:
    Interest                                                                                           78
    Interest portion of net rentals                                                                    14
                                                                                         ---------------------
 Total fixed charges                                                                                   92
                                                                                         ---------------------

 Less interest capitalized, net of amortization                                                      ----
                                                                                         ---------------------
  Earnings before income taxes and minority interest, plus fixed charges                       $    1,136
                                                                                         =====================

 Ratio of earnings to fixed charges                                                                  12.3
                                                                                         =====================

For purposes of computing the ratios, fixed charges consist of interest on all indebtedness and one-third of rentals, which management believes is a reasonable approximation of the interest factor of such rentals.

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     a.   Exhibits.

          Exhibit 4.1 Indenture, dated as of June 26, 2001, between GE Financial Assurance Holdings, Inc., and The Chase Manhattan Bank, as Trustee.

          Exhibit 4.2 First Supplemental Indenture, dated as of June 26, 2001, among GE Financial Assurance Holdings, Inc., The Chase Manhattan Bank, as Trustee, Paying Agent and Exchange Rate Agent, and The Chase Manhattan Bank, Luxembourg, S.A., as Paying Agent.

          Exhibit 12   Computation of ratio of earnings to fixed charges.


     b.   Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K, dated June 8, 2001, reporting (under Item 2, thereof) additional information relating to the contribution of the Mortgage Insurers to the Company.

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


                           GE FINANCIAL ASSURANCE HOLDINGS, INC.
                           -------------------------------------
                                              (Registrant)

Date:  August 3, 2001      By:                /s/ Thomas W. Casey
                               -------------------------------------------------
                                               Thomas W. Casey,
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date:  August 3, 2001      By:               /s/ Richard G. Fucci
                               -------------------------------------------------
                                               Richard G. Fucci,
                                         Vice President and Controller
                                        (Principal Accounting Officer)

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                Index to Exhibits


    Exhibit No.                                                                              Page
--------------------                                                                   -------------------
          4.1            Indenture, dated as of June 26, 2001, between GE Financial
                         Assurance Holdings, Inc. and The Chase Manhattan Bank,
                         as Trustee

          4.2            First Supplemental Indenture, dated as of June 26, 2001,
                         among GE Financial Assurance Holdings, Inc., The Chase
                         Manhattan Bank, as Trustee, Paying Agent and Exchange
                         Rate Agent, and The Chase Manhattan Bank, Luxembourg, S.A,
                         as Paying Agent

         12              Computation of ratio of earnings to fixed charges
