Form 10-Q
period 2001-09-29
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2001-11-06
CIK 1049537

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________
                                    FORM 10-Q
                                   ___________

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 29, 2001
                                                 ------------------
                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                                   ___________

                         Commission file number 0-23375
                                   ___________

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

                             ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No  ________
                                       -----

At November 6, 2001, 1,000 shares of common stock with a par value of $1.00 were
   ----------------
outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION.

Item 1.     Condensed, Consolidated Financial Statements ......................................     1

Item 2.     Management's Discussion and Analysis of Results of Financial Condition
            and Results of Operations .........................................................     8

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges .................................    13


PART II - OTHER INFORMATION.

Item 6.     Exhibits and Reports on Form 8-K ..................................................    14

Signatures ....................................................................................    15

Index to Exhibits .............................................................................    16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

       Condensed, Consolidated Statements of Current and Retained Earnings
                          (Dollar amounts in millions)
                                   (Unaudited)

                                                        Three Months Ended       Nine Months Ended
                                                       ---------------------------------------------
                                                       Sept 29,     Sept 30,   Sept 29,     Sept 30,
                                                         2001         2000       2001         2000
                                                       --------     --------   --------     --------
Revenues:
    Premiums                                           $ 1,587      $ 1,588    $ 4,817      $ 4,539
    Net investment income                                1,052          966      3,113        2,836
    Surrender fee income                                    88          391        286        1,057
    Net realized investment gains                           67           43        311          162
    Policy fees and other income                           203          236        644          689
                                                       --------     --------   --------     --------

      Total revenues                                     2,997        3,224      9,171        9,283
                                                       --------     --------   --------     --------
Benefits and expenses:
    Benefits and other changes in policy reserves        1,396        1,527      4,251        4,188
    General expenses                                       750          791      2,296        2,498
    Interest credited                                      433          384      1,244        1,094
    Amortization of intangibles                            139          275        380          894
    Change in deferred acquisition costs, net             (241)        (266)      (642)        (888)
    Interest expense                                        41           35        119           97
                                                       --------     --------   --------     --------
      Total benefits and expenses                        2,518        2,746      7,648        7,883
                                                       --------     --------   --------     --------

Earnings before income taxes, minority interest
    and cumulative effect of change in accounting
    principle                                              479          478      1,523        1,400

Provision for income taxes                                 161          147        515          466
                                                       --------     --------   --------     --------
Earnings before minority interest and cumulative
    effect of change in accounting principle               318          331      1,008          934

Minority interest                                            1            2          4            4
                                                       --------     --------   --------     --------
Earnings before cumulative effect of change in
    accounting principle                                   317          329      1,004          930

Cumulative effect of change in accounting principle,
    net of tax                                              --           --         15           --
                                                       --------     --------   --------     --------
Net earnings                                               317          329        989          930

Retained earnings at beginning of period                 5,692        4,401      5,020        3,800
                                                       --------     --------   --------     --------

Retained earnings at end of period                     $ 6,009      $ 4,730    $ 6,009      $ 4,730
                                                       ========     ========   ========     ========

See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

            Condensed, Consolidated Statements of Financial Position
                          (Dollar amounts in millions)

                                                                               September 29,       December 31,
                                                                                   2001                2000
                                                                               -------------       ------------
                                                                                (Unaudited)
Assets
 Investments:
  Fixed maturities available-for-sale, at fair value                                $ 60,291           $ 52,468
  Equity securities available-for-sale, at fair value                                    911              1,037
  Mortgage and other loans, net of valuation allowance                                 6,288              7,734
  Policy loans                                                                         1,172              1,194
  Short-term investments                                                               1,065              1,706
  Other invested assets                                                                1,210              1,231
                                                                               -------------          ---------
   Total investments                                                                  70,937             65,370

  Cash and cash equivalents                                                            2,266              1,150
  Accrued investment income                                                            1,221              1,179
  Deferred acquisition costs                                                           4,005              3,446
  Intangible assets                                                                    4,703              5,289
  Reinsurance recoverable                                                              1,448              1,396
  Other assets                                                                         2,453              3,668
  Separate account assets                                                              8,343             10,606
                                                                               -------------          ---------
     Total assets                                                                   $ 95,376           $ 92,104
                                                                               =============          =========
Liabilities and Shareholder's Interest
Liabilities:
  Future annuity and contract benefits                                              $ 60,863           $ 57,705
  Liability for policy and contract claims                                             2,541              2,597
  Other policyholder liabilities                                                       1,621              1,379
  Separate account liabilities                                                         8,343             10,606
  Accounts payable and accrued expenses                                                5,599              5,043
  Short-term borrowings                                                                1,982              2,304
  Long-term debt                                                                       1,186                699
                                                                               -------------          ---------
     Total liabilities                                                                82,135             80,333
                                                                               -------------          ---------

Minority interest in equity of consolidated subsidiaries                                 254                 51

Shareholder's interest:
  Net unrealized investment gains (losses)                                               272               (298)
  Derivatives qualifying as hedges                                                      (296)                --
  Foreign currency translation adjustments                                                49                 45
                                                                               -------------          ---------
  Accumulated non-owner changes in equity                                                 25               (253)
  Common stock                                                                            --                 --
  Additional paid-in capital                                                           6,953              6,953
  Retained earnings                                                                    6,009              5,020
                                                                               -------------          ---------
     Totals shareholder's interest                                                    12,987             11,720
                                                                               -------------          ---------
     Total liabilities and shareholder's interest                                   $ 95,376           $ 92,104
                                                                               =============          =========

See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                Condensed, Consolidated Statements of Cash Flows
                          (Dollar amounts in millions)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                          ---------------------------------
                                                                          September 29,       September 30,
                                                                             2001                 2000
                                                                          -------------       -------------
Cash Flows From Operating Activities
Net earnings                                                               $    989             $    930
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Change in reserves                                                         2,755               (5,461)
   Cumulative effect of change in accounting principle, net of tax               15                   --
   Other - net                                                                  174                  481
                                                                           --------             --------
     Net cash provided by (used in) operating activities                      3,933               (4,050)
                                                                           --------             --------

Cash Flows From Investing Activities
 Short term investment activity, net                                            641               (1,615)
 Proceeds from sales and maturities of investment securities and
   other invested assets                                                     13,800                6,492
 Principal collected on and securitizations of mortgage and policy            2,220                  789
   loans
 Purchases of investment securities and other invested assets               (20,187)             (14,271)
 Mortgage and policy loan originations                                         (946)              (1,059)
 Acquisitions, net of cash acquired                                              --                 (519)
                                                                           --------             --------
     Net cash used in investing activities                                   (4,472)             (10,183)
                                                                           --------             --------

Cash Flows From Financing Activities
 Proceeds from issuance of investment contracts                               5,675                6,492
 Redemption and benefit payments on investment contracts                     (4,361)              (4,642)
 Net commercial paper (repayments) borrowings                                  (570)                 883
 Proceeds from other borrowings                                               2,220                2,530
 Proceeds from subsidiary issuance of preferred stock                           200                   --
 Payments on other borrowings                                                (1,485)              (2,368)
 Cash received from assumption of Toho Mutual Life Insurance
   Company insurance liabilities                                                 --               13,177
                                                                           --------             --------
     Net cash provided by financing activities                                1,679               16,072
                                                                           --------             --------

Effect of Exchange Rate Changes on Cash                                         (24)                  72
                                                                           --------             --------

Increase in Cash and Equivalents                                              1,116                1,911
Cash and Equivalents at Beginning of Period                                   1,150                  627
                                                                           --------             --------
Cash and Equivalents at End of Period                                      $  2,266             $  2,538
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

     On June 1, 2001, the Company acquired through a capital contribution made by its sole shareholder, General Electric Capital Corporation ("GE Capital"), all of the outstanding voting securities of the following mortgage insurance companies: General Electric Mortgage Insurance Corporation, General Electric Mortgage Insurance Corporation of North Carolina, Private Residential Mortgage Insurance Corporation, GE Residential Mortgage Insurance Corporation of North Carolina, GE Mortgage Reinsurance Corporation of North Carolina, Sponsored Captive Re, Inc., and Verex Assurance, Inc. (together, the "Mortgage Insurers"). GE Residential Mortgage Corporation of North Carolina's wholly owned subsidiary, General Electric Home Equity Insurance Corporation of North Carolina, as an asset of its parent, was indirectly contributed.

     The contribution was made following the dissolution of GE Capital Mortgage Corporation ("GECMC"), the Mortgage Insurers' former parent company. GECMC was dissolved on June 1, 2001 in a tax-free liquidation under Section 332 of the Internal Revenue Code. In accordance with GECMC's Articles of Dissolution, the Mortgage Insurers, along with other former subsidiaries of GECMC, were distributed to GE Capital, GECMC's sole shareholder. Immediately following receipt of the distribution, GE Capital contributed the Mortgage Insurers to the Company. The Company, in turn, contributed the shares to GE Mortgage Holdings, LLC, a North Carolina limited liability company, of which the Company is the sole member. The transaction was accounted for in a manner similar to a pooling-of-interests. The condensed, consolidated financial statements contained herein have been restated to give retroactive effect to the contribution. This transaction resulted in the creation of a new operating segment, Mortgage Insurance.

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

     The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of current and retained earnings, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended
     December 31, 2000, and Current Report on Form 8-K, dated June 8, 2001.

 3. A summary of changes in shareholder's interest that do not result directly from transactions with the shareholder follows:

                                                                 Three Months Ended
                                                          -------------------------------
                                                           September 29,   September 30,
                                                               2001           2000
                                                          --------------- ---------------
     Net earnings                                          $     317       $    329
     Unrealized gains on investment securities - net             411            260
     Foreign currency translation adjustments                     44            (16)
     Derivatives qualifying as hedges                           (195)            --
                                                          --------------- ---------------
     Total                                                 $     577       $    573
                                                          =============== ===============

                                                                                   Nine Months Ended
                                                                            -------------------------------
                                                                             September 29,    September 30,
                                                                                 2001             2000
                                                                            --------------  ---------------
       Net earnings                                                          $       989       $      930
       Cumulative effect on shareholder's interest of adopting SFAS
         133                                                                        (351)             ---
       Derivatives qualifying as hedges                                               55              ---
       Unrealized gains on investment securities - net                               570              155
       Foreign currency translation adjustments                                        4             (120)
                                                                            --------------  ---------------
       Total                                                                 $     1,267       $      965
                                                                            ==============  ===============

 4. The Company conducts its operations through three operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages, and (3) Mortgage Insurance, comprised of products intended to protect mortgage lenders against losses caused by mortgage defaults.

     The following is a summary of operating segment activity for the three and nine month periods ended September 29, 2001 and September 30, 2000:

                                                                                  Three Months Ended
                                                                            -------------------------------
                                                                             September 29,    September 30,
                                                                                 2001             2000
                                                                            --------------  --------------
       Revenues
       Wealth Accumulation and Transfer ...............................     $     1,817       $     2,103
       Lifestyle Protection and Enhancement ...........................             988               927
       Mortgage Insurance .............................................             192               194
                                                                            --------------  ---------------

           Total revenues .............................................     $     2,997       $     3,224
                                                                            ==============  ===============
       Earnings before income taxes, minority interest and
       cumulative effect of change in accounting principle
       Wealth Accumulation and Transfer ...............................     $       264       $       277
       Lifestyle Protection and Enhancement ...........................              87                65
       Mortgage Insurance .............................................             128               136
                                                                            --------------  ---------------

           Total earnings before income taxes, minority interest
           and cumulative effect of change in accounting principle ....     $       479       $       478
                                                                            ==============  ===============

                                        5

                                                                                         Nine Months Ended
                                                                                  -------------------------------
                                                                                   September 29,    September 30,
                                                                                       2001             2000
                                                                                  --------------  ---------------
         Revenues
         Wealth Accumulation and Transfer ......................................  $        5,615  $        6,100
         Lifestyle Protection and Enhancement ..................................           2,913           2,536
         Mortgage Insurance ....................................................             643             647
                                                                                  --------------  ---------------

             Total revenues ....................................................  $        9,171  $        9,283
                                                                                  ==============  ===============
         Earnings before income taxes, minority interest and
         cumulative effect of change in accounting principle
         Wealth Accumulation and Transfer ......................................  $          841  $          754
         Lifestyle Protection and Enhancement ..................................             223             135
         Mortgage Insurance ....................................................             459             511
                                                                                  --------------  ---------------

             Total earnings before income taxes, minority interest and
             cumulative effect of change in accounting principle ...............  $       1,523   $        1,400
                                                                                  ==============  ===============

The Company has changed its method of allocating interest expense between segments. This change impacts segment presentation only and did not impact the Company's results of operations.

The following is a summary of assets by operating segment as of September 29, 2001 and December 31, 2000:

                                                                                   September 29,    September 30,
                                                                                       2001             2000
                                                                                  --------------  ---------------
         Assets
         Wealth Accumulation and Transfer ......................................  $      76,869   $       76,057
         Lifestyle Protection and Enhancement ..................................         13,724           11,559
         Mortgage Insurance ....................................................          4,783            4,488
                                                                                  --------------  ---------------
             Total assets ......................................................  $      95,376           92,104
                                                                                  ==============  ===============

 5. On June 26, 2001, the Company issued 60 billion yen (approximately $0.5 billion) of 10 year senior global debt due in 2011 under a $1 billion universal shelf registration statement. The net proceeds from the issuance were approximately $0.5 billion and were used to reduce commercial paper borrowings. This debt has a 1.6% semi-annual coupon rate, with the first payment to be made on December 20, 2001.

 6. Minority interest in equity of consolidated subsidiaries includes 200,000 shares of $1,000 par value non-redeemable, cumulative preferred stock and certain ownership interests in other consolidated subsidiaries. The preferred stock, issued by a subsidiary to a related party in September 2001, has an annual dividend rate of 7.25%.

 7. The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

     The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices and currency exchange rates. As discussed more fully in Notes 1, 9 and 14 of the Form 10-K for the fiscal year ended December 31, 2000, the Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

     At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows:

                                                                Shareholder's
                                                    Earnings      Interest
                                                   ----------   -------------

     Adjustment to fair value of derivatives (a)   $      (23)  $        (555)
     Income tax effects                                     8             204
                                                   ----------   -------------
     Total                                         $      (15)  $        (351)
                                                   ==========   =============

       (a) For earnings effect, amount shown is net of adjustment to hedged items.

     A reconciliation of current period changes for the first nine months of 2001, net of applicable income taxes, in the separate component of shareholder's interest labeled "derivatives qualifying as hedges" follows.

     Transition adjustment as of January 1, 2001                $        (351)
     Current period increases in fair value - net                          23
     Reclassifications to earnings - net                                   32
                                                                -------------
     Balance at September 29, 2001                              $        (296)
                                                                =============

     The cumulative effect on shareholder's interest was primarily attributable to marking to market currency swap contracts used to hedge non-functional currency investments and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangement. As a matter of policy, the Company ensures that funding, including the effect of derivatives, of its investment and other financial asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future net earnings will not be subject to volatility arising from interest rate changes.

8. In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001 was not significant to the Company's operating results.

9. SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations. All business combinations initiated after June 30, 2001, must be accounted for by the purchase method. Goodwill in such acquisitions will not be amortized, but will be written down when specified tests indicate that the goodwill is impaired, that is, fair value is lower than carrying value. Certain intangible assets will be required to be recognized separately from goodwill, and will be amortized over their useful lives. As of January 1, 2002, all goodwill must be tested for impairment and a transition adjustment recognized at that time. Goodwill amortization will also cease at that date and, thereafter, all goodwill will be tested at least annually for impairment. If these rules had applied to goodwill for 2001, management believes that full year 2001 net earnings would have increased by approximately $94 million. Management has not yet determined the extent of impaired goodwill, if any, that will be recognized as of January 1, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations.

Overview

All historical financial information contained herein has been restated to reflect the contribution of the Mortgage Insurers to the Company in the second quarter of fiscal 2001 which was accounted for in a manner similar to a pooling-of-interests.

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net earnings before cumulative effect of change in accounting principle for the three month period ended September 29, 2001 were $317 million, a $12 million, or 3.7%, decrease over the three month period ending September 30, 2000. Earnings before income taxes, minority interest, and cumulative effect of a change in accounting principle for the three month period ended September 29, 2001 were $479 million, nearly unchanged from $478 million in the comparable 2000 period.

Operating Results

Premiums for the three month period ended September 29, 2001 were $1,587 million compared to $1,588 million for the comparable 2000 period. The Company has experienced double-digit growth in its long-term care insurance and certain fixed annuity products. The increase in premiums generated by this growth was offset by decreased premiums from the policies assumed as part of the comprehensive transfer of Toho Mutual Life Insurance Company's assets and liabilities to the Company in March 2000 (the "Toho Transfer"). The decreased premiums were primarily the result of surrenders in this block of business.

Net investment income increased $86 million, or 8.9%, to $1,052 million for the three month period ended September 29, 2001 from $966 million for the comparable 2000 period. The increase was primarily attributable to higher levels of average invested assets ($70.1 billion for the three month period ended September 29, 2001 vs. $65.1 billion for the three month period ended September 30, 2000) and an increase in weighted average yields to 6.05% for the three month period ended September 29, 2001 from 5.98% for the three month period ended September 30, 2000. This increase was partially offset by lower yields on investment activity primarily related to the Company's Japanese operations, as well as the overall declining interest rate environment.

Surrender fee income decreased $303 million to $88 million for the three months ended September 29, 2001 from $391 million for the comparable 2000 period. The Company's surrender fee income is primarily attributable to amounts retained by the Company from the surrender of policyholder contracts assumed as part of the Toho Transfer. Under the terms of the restructuring of Toho's in-force insurance contracts these policies became subject to surrender charges that decline annually. As management expected, there has been a significant decrease in the number of policyholder contracts surrendered during the three months ended September 29, 2001 as compared to the same 2000 period. In addition to the decrease in the number of surrenders, surrender fee income was also impacted by the decline from the prior year in the amount of the surrender charge applicable to each surrendered policy.

Net realized investment gains increased $24 million to $67 million for the three month period ended September 29, 2001 from $43 million for the comparable 2000 period. This increase arises primarily from the securitization of certain financial assets. Net realized gains are also impacted by the Company's decision to sell certain assets in connection with the Company's credit and asset/liability risk management policies. The Company continues to monitor events affecting the underlying value of its investment portfolio and recognizes adjustments to reflect other than temporary declines in book value, as needed.

Policy fees and other income decreased $33 million, or 14.0%, to $203 million for the three month period ended September 29, 2001 from $236 million for the comparable 2000 period. Policy fees and other income is principally comprised of insurance charges made against universal life contracts, revenues from sales of income protection packages, fees assessed against policyholder account values, and commission income. This decrease was primarily the result of a decline in club revenue on income protection packages and a decrease in fees associated with a decline in policyholder account values. This decrease was partially offset by an increase in charges on certain universal life insurance products.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and property and casualty products. These amounts decreased $131 million, or 8.6%, to $1,396 million in the three month period ended September 29, 2001 from $1,527 million for the comparable 2000 period. The decrease is primarily caused by the reduction in future policy benefits associated with the surrenders in the block of policies assumed as part of the Toho Transfer. The impact of the surrenders in this block is partially offset by increases in reserves of $25 million established for expected insurance losses associated with the events of September 11th and increases in the future policy benefits associated with growth in the Company's long-term care insurance and certain fixed annuity products.

General expenses, including commission expense, were $750 million for the three months ended September 29, 2001, a decrease of $41 million or 5.2% over the comparable 2000 period expense of $791 million. The decrease is primarily the result of decreases in commission and other production related expenses associated with declines in new business production, primarily in certain life insurance products. The decrease was partially offset by increases in production related expenses on long-term care insurance and renewal commissions on certain life insurance products.

Interest credited increased $49 million, or 12.8%, to $433 million in the three month period ended September 29, 2001 from $384 million for the comparable 2000 period primarily resulting from strong production in Guaranteed Investment Contracts ("GICs") and funding agreements. The growth in interest credited reflects the increase in policy reserves for these products, partially offset by lower crediting rates.

Amortization of intangibles decreased $136 million, or 49.5%, to $139 million for the three month period ended September 29, 2001 from $275 million for the comparable 2000 period. The Company's significant intangible assets consist of two components which result from acquisition activities - the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance and annuity contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of intangibles decreased due primarily to the surrender of insurance policies assumed in the Toho Transfer, which lowered the PVFP amortization for this block of business.

Change in deferred acquisition costs, net decreased $25 million, or 9.4%, to $241 million for the three months ended September 29, 2001 from $266 million for the comparable 2000 period. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions, printing, underwriting, and policy issuance costs. Under U.S. GAAP, these costs are deferred and recognized in relation to either premiums or gross profits underlying the contracts. The change in deferred acquisition costs, net is primarily due to a decrease in commission expense and other production related expenses.

Interest expense increased $6 million, or 17.1%, to $41 million for the three months ended September 29, 2001 from $35 million for the comparable 2000 period. This increase relates primarily to an increase in total debt outstanding and to a lesser extent interest expense associated with a tax indemnification agreement with the former owner of certain of our subsidiaries. These factors were partially offset by a reduction in floating interest rates on commercial paper.

Provision for income taxes increased $14 million, or 9.5%, to $161 million for the three month period ended September 29, 2001 from $147 million for the comparable 2000 period. The increase is primarily a result of favorable prior year foreign tax adjustments in the three month period ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net earnings before cumulative effect of change in accounting principle for the first nine months of 2001 were $1,004 million, a $74 million, or 8.0%, increase over the first nine months of 2000. Earnings before income taxes, minority interest, and cumulative effect of a change in accounting principle for the nine month period ended September 29, 2001 were $1,523 million, a $123 million, or 8.8% increase from $1,400 million for the comparable 2000 period.

Operating Results

Premiums increased $278 million, or 6.1%, to $4,817 million for the first nine months of 2001 from $4,539 million for the first nine months of 2000. The increase primarily relates to double-digit growth in the Company's long-term care insurance and supplemental accident and health insurance products and certain annuity products. Growth in long-term care and supplemental accident and health insurance premiums was primarily attributable to the acquisition of 90% of the long-term care insurance portfolio of Citigroup's Travelers Life and Annuity unit and certain assets related thereto in July 2000 and the acquisition of GE Group Life Assurance Company (formerly, Phoenix American Life Insurance Company) in April 2000. These two transactions are collectively referred to as the "2000 North American Acquisitions." The increase in premiums generated by this growth was partially offset by decreases in premiums from the cession of a block of life business no longer actively marketed by the Company, termination of reinsurance arrangements as part of the Toho Transfer, and the surrender of certain policies assumed as part of the Toho Transfer.

Net investment income increased $277 million, or 9.8%, to $3,113 million for the first nine months of 2001 from $2,836 million for the first nine months of 2000. The increase was primarily attributable to higher levels of average invested assets ($68.5 billion in first nine months of 2001 vs. $57.9 billion in first nine months of 2000). The impact of the higher levels of average invested assets was partially offset by a decrease in weighted average yields to 6.06% for the first nine months of 2001 from 6.53% for the first nine months of 2000. Lower yields on investment activity is primarily related to the Company's Japanese operations, as well as the overall declining interest rate environment.

Surrender fee income decreased $771 million to $286 million for the first nine months of 2001 from $1,057 million in the first nine months of 2000. Surrender fee income for the first nine months of 2001 and 2000 is primarily attributable to amounts retained by the Company from the surrender of policyholder contracts assumed as part of the Toho Transfer. Under the terms of the restructuring of Toho's in-force insurance contracts, these policies became subject to surrender charges that decline annually. As management expected, there has been a significant decrease in the number of policyholder contracts surrendered during the nine months ended September 29, 2001 as compared to the same period in 2000. In addition, to the decrease in the number of surrenders, surrender fee income was also impacted by the decline from the prior year in the amount of the surrender charge applicable to each surrendered policy.

Net realized investment gains increased $149 million to $311 million for the first nine months of 2001 from $162 million for the first nine months of 2000. This increase arises from the securitization of certain financial assets. Net realized gains are also impacted by the Company's decision to sell certain assets in connection with the Company's credit and asset/liability risk management policies. The Company continues to monitor events affecting the underlying value of its investment portfolio and recognizes adjustments to reflect other than temporary declines in book value, as needed.

Policy fees and other income decreased $45 million, or 6.5%, to $644 million in the first nine months of 2001 from $689 million in the first nine months of 2000. Policy fees and other income is principally comprised of insurance charges made against universal life contracts, revenues from sales of income protection packages, fees assessed against policyholder account values, and commission income. The decrease in the first nine months of 2001 was primarily the result of a decline in club memberships in income protection packages and a decrease in fees associated with a decline in policyholder account values, partially offset by an increase in insurance charges made against certain universal life contracts and administration revenues generated by a third party administrator acquired as part of the 2000 North American Acquisitions.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts as well as property and casualty products. These amounts increased $63 million, or 1.5%, to $4,251 million in the first nine months of 2001 from $4,188 million in the first nine months of 2000. The increase primarily relates to the growth in the Company's long-term care insurance and supplemental accident and health insurance products, which is attributable in part to the 2000 North American Acquisitions, as well as growth in fixed annuity products. The increase is also related to insurance reserves of $25 million established for expected insurance losses associated with the events of September 11th and an increase in mortgage insurance loss and loss adjustment expenses as a result of slowing economic conditions. These factors were partially offset primarily by the lower surrender rate associated with the policies assumed as part of the Toho Transfer and the cession of a certain life block of business no longer actively marketed by the Company.

General expenses, including commission expense, were $2,296 million for the first nine months of 2001, a decrease of $202 million or 8.1% over the first nine months of 2000 expense of $2,498 million. The decrease primarily results from decreases in certain production related expenses, including commission expenses, on certain life insurance products, and a reduction in expenses related to the Company's productivity initiatives. In addition, prior year general expenses had been increased by the termination of reinsurance arrangements in connection with the Toho Transfer. These decreases are partially offset by higher commissions and production related expenses for long-term care insurance.

Interest credited increased $150 million, or 13.7%, to $1,244 million in the first nine months of 2001 from $1,094 million in the first nine months of 2000 primarily resulting from strong production in GICs and funding agreements, fixed annuities, and certain universal life insurance products. The growth in interest credited reflects the increase in policy reserves for these products, partially offset by lower crediting rates.

Amortization of intangibles decreased $514 million, or 57.5%, to $380 million for the first nine months of 2001 from $894 million for the first nine months of 2000. Amortization of intangibles decreased due primarily to surrenders of insurance policies assumed in the Toho Transfer, which lowered the PVFP amortization for this block of business.

Change in deferred acquisition costs, net decreased $246 million, or 27.7%, to $642 million for the first nine months of 2001 from $888 million for the first nine months of 2000. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions, printing, underwriting, and policy issue costs. Under U.S. GAAP, these costs are deferred and recognized in relation to either premiums or gross profits underlying the contracts. The change in deferred acquisition costs, net is primarily a result of decreases in commission expense and other production related expenses, related to lower production in certain lines of business.

Interest expense increased $22 million, or 22.7%, to $119 million for the first nine months of 2001 from $97 million for the first nine months of 2000. This increase relates primarily to an increase in total debt outstanding and to a lesser extent interest expense associated with a tax indemnification agreement with the former owner of certain of our subsidiaries. These factors were partially offset by a reduction in floating interest rates on commercial paper.

Financial Condition

Total assets increased $3.3 billion, or 3.6%, at September 29, 2001 from December 31, 2000. Total investments increased $5.6 billion or 8.5% to $70.9 billion. The increase in total investments is primarily due to net purchases of securities driven by operating cash flows and net investment income, partially offset by mortgage and policy loans repayments and securitizations of certain financial assets as well as other decreases in short-term investments. Assets invested in separate accounts decreased by approximately $2.3 billion, or 21.3%, at September 29, 2001 from December 31, 2000 primarily due to an overall decrease in market value of the underlying investment funds.

Total liabilities increased $1.8 billion, or 2.2%, at September 29, 2001 from December 31, 2000. Future annuity and contract benefits increased approximately $3.2 billion, or 5.5%, at September 29, 2001 from December 31, 2000. This increase resulted primarily from the growth in the Company's investment-type contracts (primarily GICs and funding agreements). This increase was offset by separate account liabilities, which decreased by approximately $2.3 billion, or 21.3%, at September 29, 2001 from December 31, 2000 primarily due to an overall decrease in market value of the underlying investment funds. Short-term borrowings decreased by $0.3 billion as a result of net repayments on commercial paper. Long-term debt increased by $0.5 billion as the result of the issuance of 60 billion yen of 10 year senior global debt.

Forward Looking Statements

This document may include certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

                                                                      EXHIBIT 12

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                Computation of Ratio of Earnings to Fixed Charges

                          (Dollar amounts in millions)
                      Nine Months Ended September 29, 2001

                                   (Unaudited)

                                                                               Ratio of Earnings to
                                                                                 Fixed Charges
                                                                                 -------------
Net earnings                                                                            $1,004
Provision for income taxes                                                                 515
Minority Interest                                                                            4
                                                                                 -------------
   Earnings before income taxes and minority interest                                    1,523
                                                                                 -------------
Fixed charges:
     Interest expense                                                                      119
     Interest portion of net rentals                                                        21
                                                                                 -------------
Total fixed charges                                                                        140
                                                                                 -------------

Less interest capitalized, net of amortization                                              --
                                                                                 -------------

   Earnings before income taxes and minority interest, plus fixed charges               $1,663
                                                                                 =============

Ratio of earnings to fixed charges                                                        11.9
                                                                                 =============

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

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GE FINANCIAL ASSURANCE HOLDINGS, INC.
                                                -----------------------------------------------------
                                                              (Registrant)

Date: November 6, 2001                          By:              /s/ Thomas W. Casey
                                                   --------------------------------------------------
                                                                   Thomas W. Casey,
                                                    Senior Vice President and Chief Financial Officer
                                                              (Principal Financial Officer)


Date: November 6, 2001                          By:              /s/ Richard G. Fucci
                                                   --------------------------------------------------
                                                                   Richard G. Fucci,
                                                              Vice President and Controller
                                                              (Principal Accounting Officer)

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                Index to Exhibits

Exhibit No.                                                         Page
-----------                                                         ----

    12         Computation of ratio of earnings to fixed charges     13