Form 10-K405
period 2001-12-31
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2002-03-08
CIK 1049537

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    ------

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

                    Common Stock, par value $1.00 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 8, 2002, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 8, 2002. None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
PART I

     Item 1.   Business ..................................................................................     1
     Item 2.   Properties ................................................................................    21
     Item 3.   Legal Proceedings .........................................................................    21
     Item 4.   Submission of Matters to a Vote of Security Holders .......................................    21

PART II

     Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters .................    21
     Item 6.   Selected Financial Data ...................................................................    22
     Item 7.   Management's Discussion and Analysis of Results of Operations and Financial
                Condition.................................................................................    23
     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ................................    37
     Item 8.   Financial Statements and Supplementary Data ...............................................    38
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure .....................................................................    83

PART III

     Item 10.  Directors and Executive Officers of the Registrant ........................................    83
     Item 11.  Executive Compensation ....................................................................    83
     Item 12.  Security Ownership of Certain Beneficial Owners and Management ............................    83
     Item 13.  Certain Relationships and Related Transactions ............................................    83

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................    84

PART I

Item 1. Business.

     GE Financial Assurance Holdings, Inc. ("GE Financial Assurance", together with its subsidiaries, the "Company"), through its direct and indirect subsidiaries, is engaged in helping consumers accumulate wealth, achieve dependable income distribution, transfer wealth, and protect their lifestyles and assets. The Company does this through a family of regulated insurance subsidiaries that focuses on providing annuities, life insurance, retirement plans, investment contracts, long-term care insurance, mortgage insurance, income protection packages, and property and casualty insurance almost entirely in North America and Japan.

     On June 1, 2001, GE Financial Assurance acquired through a capital contribution made by its sole shareholder, General Electric Capital Corporation ("GE Capital"), all of the outstanding voting securities of the following mortgage insurance companies: General Electric Mortgage Insurance Corporation, General Electric Mortgage Insurance Corporation of North Carolina, Private Residential Mortgage Insurance Corporation, GE Residential Mortgage Insurance Corporation of North Carolina, GE Mortgage Reinsurance Corporation of North Carolina, Sponsored Captive Re, Inc., and Verex Assurance, Inc., (together, the "Mortgage Insurers"). GE Residential Mortgage Corporation of North Carolina's wholly owned subsidiary, General Electric Home Equity Insurance Corporation of North Carolina, as an asset of its parent, was indirectly contributed.

     The contribution was made following the dissolution of GE Capital Mortgage Corporation ("GECMC"), the Mortgage Insurers' former parent company. GECMC was dissolved on June 1, 2001 in a tax-free liquidation under Section 332 of the Internal Revenue Code. In accordance with GECMC's Articles of Dissolution, the Mortgage Insurers, along with other former subsidiaries of GECMC, were distributed to GE Capital, GECMC's sole shareholder. Immediately following receipt of the distribution, GE Capital contributed the Mortgage Insurers to GE Financial Assurance. GE Financial Assurance, in turn, contributed the shares to GE Mortgage Holdings, LLC, a North Carolina limited liability company, of which GE Financial Assurance is the sole member. The transaction was accounted for in a manner similar to a pooling-of-interests. All financial information contained herein has been restated to give retroactive effect to the contribution. This transaction resulted in the creation of a new operating segment, Mortgage Insurance.

Ownership of the Company

     All the outstanding common stock of GE Financial Assurance is owned by GE Capital, a wholly owned subsidiary of General Electric Capital Services, Inc., which in turn is wholly owned, directly or indirectly, by General Electric Company ("GE"). GE Financial Assurance's principal executive offices are located at 6604 West Broad Street, Richmond, Virginia 23230 (telephone (804) 281-6000).

     GE Capital provides a wide variety of financing, asset management, and insurance products and services which are organized into five operating segments. These segments are (1) Consumer Services; (2) Equipment Management;
(3) Mid-Market Financing; (4) Specialized Financing; and (5) Specialty Insurance. The long-term debt obligations of GE Capital are rated "AAA" by Standard & Poor's Rating Services ("S&P") and "Aaa" by Moody's Investors Services, Inc. ("Moody's"). GE Financial Assurance's segments operate within the Consumer Services and Specialty Insurance segments of GE Capital.

Strategy

     The Company believes that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to healthy lifestyles and medical advances, the reduction in government and employer-sponsored benefit programs, increased home ownership and the increased need for estate planning for the most affluent group of retirees in history, have, and will continue to increase the demand for innovative products and services to solve financial challenges. The Company's strategy is designed to take advantage of these trends by offering a broad array of products and services through the Company's four major channels of distribution. See sections related to Marketing and Distribution.

     The Company's approach to this opportunity is to maintain a number of businesses with unique product and distribution capabilities designed to deliver innovative products and services to help consumers invest, protect, and retire. Most of the Company's financial services products are targeted at middle to upper income consumers, individuals employed by small to mid-sized companies and first-time home buyers.

     The Company's strategy is to be a consumer financial solutions provider through (i) intense customer focus, (ii) the expansion of product and distribution channels through core business growth and acquisitions, and (iii) cost and speed competitiveness. These elements are further supported by a strong foundation of operating fundamentals. The Company's strategy consists of the following four elements:

     .    Customer Focus. This is the foundation on which the Company is based.
          --------------
          The Company focuses on three sets of customers: (i) consumers, (ii) distribution partners/producers and (iii) mortgage originators. The core concept for the Company is to be customer needs driven and to simplify consumers' financial lives. In order to accomplish this, the Company has positioned itself to go beyond only offering products to offering financial planning tools and education and enabling personalized solutions that provide options and choices for consumers. By providing financial solutions for every stage of a consumer's life, the Company believes it will differentiate itself and create an affinity with customers that will translate into lifetime relationships. In addition, the Company focuses on continuously expanding the support services and technology offered to its distribution channels.

     .    Growth. This element begins with the Company's focus on driving core
          ------
          business growth, building its distribution capabilities, maintaining a broad range of fresh innovative products and services, and expanding its international presence. The Company's business units focus on key customer groups and distribution channels that are well positioned to maximize marketplace penetration. The Company believes that its customers are becoming increasingly sophisticated in assessing their needs for savings, insurance and retirement. The Company's products and services are designed to meet needs based on input from customers and the distributors who service them. To enable the Company to obtain this input, it endeavors to create and maintain direct contact with its key customer groups, as well as the distributors who service them. The Company sees branding as increasingly important in the competitive financial services industry. As such, the Company actively promotes the GE brand, which is highly attractive to consumers and distributors.

          The Company's distribution strategy is focused on penetrating its targeted markets through four types of distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors,
          (iii) worksites and (iv) direct and affinity based marketing through direct mail, telemarketing, and the Internet. Through each distribution type, core growth will be driven by strong product development, disciplined marketing and sales expansion of specific distribution relationships, and selective cross-marketing of products. Additionally, the Company's commitment to e-commerce has allowed it to capitalize on two fundamental opportunities to further accelerate its growth: (1) making the Company's existing businesses and ways of serving consumers more effective by being faster and more cost efficient, and (2) creating entirely new products and service capabilities or processes to reach consumers and distributors.

          The Company has acquired a number of organizations that offer a broad array of products and services designed to meet the needs of consumers. While the Company's primary focus will be on increasing sales of existing products; enhancing its marketing, sales, new product development and service capabilities; and driving distribution efficiency, the Company will continue to consider opportunities to enter new markets. Entry into these new markets will be accomplished through (1) development of new products for sale through existing channels, (2) development of new products to serve new channels, (3) creation of new distribution segments and (4) alliances with, or acquisition of, entities with a presence in attractive markets or distribution channels.

          The Company recognizes that demographic trends similar to those existing in the United States are also present in Japan, Western Europe, and in other developed countries. Additionally, other markets are in the process of developing financial services capabilities like those currently available in the United States and are going through various stages of deregulation, demutualization, or restructuring. The Company continually monitors these developments and evaluates opportunities to participate in these markets. The Company believes that deregulation, consolidation, the growth of the new middle income classes, and the shift towards consumers taking control of their own investment, retirement and protection needs will create additional opportunities for growth.

     .    Cost and Speed Competitiveness. The Company recognizes that
          ------------------------------
          consolidation in the financial services industry will create fewer, but larger competitors. The Company's ability to effectively compete will be dependent upon, among other things, its ability to maintain operating scale, reduce its expenses through areas such as eliminating duplicate functions, utilizing affiliates in lower cost locations (such as India) to centralize back office processes, leveraging buying power and the use of enhanced technology. In addition, the Company believes the speed and responsiveness of business processes is critical to being competitive. The Company's continued commitment to bring together its acquisitions into integrated platforms with common information systems is designed to create a competitive advantage in the marketplace. While the Company believes that the diversity of its distribution channels is also a competitive advantage, it recognizes the need to coordinate its efforts to provide a unified face to its customers and distributors. The Company has worked, and will continue to work, to integrate its acquisitions, many of which have enhanced existing or added new distribution channels. The Company is committed to service excellence through the implementation of quality initiatives and technology to provide timely and efficient response to all consumer inquiries, needs and requests. Further, the Company is continuously analyzing means by which it can digitize and e-enable processes. The e-business initiative is a broad-based program to enable the Company to conduct a growing portion of its business processes and transactions with its financial intermediaries and sales agents over the Internet. Benefits from this initiative include improved customer service, expanded product and service offerings, and increased operating efficiency for both the Company and its customers. The Company believes that its continued success will be predicated upon its ability to achieve game-changing efficiencies through the use of new technologies, digital processes, and the Internet. The Company believes that its commitment to technology, as demonstrated by the upgrading of its life insurance administration and underwriting systems and development of integrated computer systems which propose, issue and administer various types of contracts will enable the Company and its distributors to be increasingly more productive and thus provide competitive advantages in the marketplace.

     .    Strong Foundation of Operating Fundamentals. The Company's dedication
          -------------------------------------------
          to providing quality products to its customers rests on maintaining a strong risk management, compliance, and controllership focus. This focus provides a solid foundation for the Company's successful execution of its business strategy. Risk management, compliance, and controllership processes and practices have been a long-standing strength of GE and GE Capital. The Company has developed processes and practices appropriate for its operating businesses leveraging the experience of the GE System. The Company maintains a dynamic system of internal financial controls designed to ensure accurate financial record-keeping, protection of physical and intellectual property and efficient use of resources.

Acquisitions and Other Transactions

     The Company has continued to broaden its operations through a series of acquisitions and other transactions. The following table sets forth the primary acquisitions and other transactions (excluding the contribution of the Mortgage Insurers in 2001), as previously discussed, that the Company has completed over the last three years with a brief description of the new products and principal distribution channels each has brought to the Company.

                                                                                             Principal
     Transaction                         Date           Principal Products               Distribution Channels
     -----------                         ----           ------------------               ---------------------
Centurion Capital Group              December 2001   Asset management services           Dedicated sales
                                                                                         force/intermediaries

The Travelers Transaction            July 2000       Long-term care insurance products   Intermediaries

Phoenix American Life Insurance      April 2000      Life insurance, disability and      Dedicated sales force
  Company                                            dental products

Toho Mutual Life Insurance Company   March 2000      Life insurance, health, and         Acquired block of
  (insurance policies and related                    annuity products                    business
  assets)

The Signature Group                  July 1999       Income protection packages, life    Affinity and direct
                                                     insurance, accident and health      marketing
                                                     and credit products

     On December 17, 2001, GE Financial Assurance acquired Centurion Capital Group for approximately $90 million. Centurion Capital Group is a West Coast based asset management company.

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

     On April 1, 2000, the Company acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Mutual Life Insurance Company, and certain related companies for approximately $284 million. Phoenix American Life Insurance Company, subsequently renamed GE Group Life Assurance Company, provides insurance and administrative services to small companies.

     Effective March 1, 2000, one of the Company's subsidiaries, GE Edison Life Insurance Company ("GE Edison"), acquired, by means of a comprehensive transfer ("the Toho Transfer") in accordance with the Insurance Business Law of Japan, the restructured insurance policies and selected assets of Toho Mutual Life Insurance Company, a Japanese life insurer ("Toho"). Toho's operations had been suspended by the Japanese Financial Services Agency ("FSA") in June 1999. In connection with this transaction, GE Edison (i) assumed approximately $21.9 billion of restructured policyholder liabilities (new surrender charges, reduced benefits and lower policy guarantees) and other obligations, (ii) received $20.3 billion of cash (including $3.6 billion from Japan's Policyholder Protection Corporation) and certain invested assets, (iii) acquired the common stock of GE Edison held by Toho, and (iv) terminated its reinsurance arrangements with Toho. The difference between the policyholder liabilities assumed and the cash and invested assets received is attributable to the present value of future profits on the transferred insurance policies. GE Edison had previously acquired Toho's operating infrastructure in March 1998.

     On July 30, 1999, in connection with Montgomery Ward Holding Corp.'s plan of reorganization under Chapter 11 of the federal bankruptcy laws, GE Capital acquired Signature Financial/Marketing, Inc. ("The Signature Group" or "Signature") for an aggregate purchase price of $885 million. The acquisition was completed through a series of mergers involving various Signature companies and subsidiaries of the Company with the Company's subsidiaries being the surviving company in such mergers. The effect of the mergers was to cause The Signature Group to become a subsidiary of GE Financial Assurance. This acquisition provides strategic value through the enhancement of the Company's affinity group and direct marketing capabilities.

     The Company accounted for the above referenced acquisitions and the comprehensive transfer under the purchase method of accounting and, accordingly, the results of operations of the restructured insurance contracts and related assets have been included in the Company's Consolidated Financial Statements since their respective effective dates.

Operating Segments

     The Company's product offerings are divided along three major segments of consumer needs: (i) Wealth Accumulation and Transfer, (ii) Mortgage Insurance, and (iii) Lifestyle Protection and Enhancement. These operating segments, including their principal products and methods of distribution, are discussed below.

Wealth Accumulation and Transfer

     The Wealth Accumulation and Transfer segment is designed to provide customers with investment vehicles to accumulate wealth, (often on a tax-deferred basis), achieve dependable income streams, and transfer wealth to beneficiaries or replace the insured's income in the event of premature death. The Company's principal product lines under this segment marketed in North America and Japan are (i) annuities, (ii) guaranteed investment contracts (GICs) and funding agreements, (iii) life insurance, and (iv) mutual funds. Wealth Accumulation and Transfer products generated premiums and deposits of $11,026 million, $9,434 million and $7,719 million in 2001, 2000 and 1999, respectively. The Wealth Accumulation and Transfer segment, accounted for $1,012 million (52%) of the Company's operating income before income taxes, minority interest and cumulative effect of change in accounting principle for 2001.

Principal Products

     Annuities

     Single and Flexible Premium Deferred Annuities - North America

     Fixed Annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows the owner to make additional payments into the contract. During the accumulation period, the insurance company credits the account value of the annuity with interest earnings at a current interest rate (the crediting rate) that is guaranteed for a period of one to five years, at the owner's option, and, thereafter, is subject to change based on prevailing market rates and product profitability. Each contract also has a minimum guaranteed rate. This accrual of interest during the accumulation period is on a tax-deferred basis to the owner. After the number of years specified in the annuity contract, the owner may elect to take the proceeds of the annuity as a single payment, a specified annuity income for life, or a specified annuity income for a fixed number of years or a specified income for a fixed number of years and for life thereafter. The policy owner is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to his account. Withdrawals in the early years of the contract are subject to a significant surrender charge. In 2001, issued policies imposed surrender charges which varied from 6.0% to 7.0% of the account value starting in the year of policy issue and decrease to zero over a six to nine year period. After the first twelve months that the contract is in-force, an owner may withdraw annually up to 10% of the account value without penalty. At least once each month, the Company establishes an interest crediting rate for its new fixed SPDA and FPDA policies. In determining the Company's interest crediting rate on new policies, management considers the competitive position of the Company, prevailing market rates and the profitability of the annuity product. After policy issue, the Company maintains the initial crediting rate for a minimum period of one year or the guarantee period which ever is greater. Thereafter, the Company may adjust the crediting rate not more frequently than once per year for a given SPDA or FPDA policy. All of the Company's fixed annuity products have minimum guaranteed crediting rates ranging from 3.0% to 5.5% for the life of the policy.

     Variable Annuities. A variable annuity has an accumulation period and a payout period. The main difference from a fixed SPDA or FPDA is that the contractholder can place a portion of their premiums in a separate account maintained for variable annuities, distinct from the Company's general assets and liabilities. Contractholders have discretion to allocate their premiums among many available subaccounts (mutual funds and other investment funds, including a fixed account, which are held by the Company). The cash surrender value of a variable annuity policy depends on the age of the policy and the performance of these underlying funds, which the contractholder may reallocate from time to time. There is no guaranteed minimum rate in the subaccount components of variable annuity policies. Similarly, during the variable annuity's payout period, the payments distributed to the annuitant may fluctuate with the performance of the underlying subaccounts selected by the owner (a fixed payout may also be available depending upon individual contract provisions). Variable annuities provide the Company with fee based revenue in the form of mortality and expense fees charged to the separate account.

     Fixed Single Premium Deferred Annuities - Japan

     A fixed single premium deferred annuity provides for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. Initially, the applicant must select either a yen or dollar-denominated policy. During the accumulation period, GE Edison credits the account value of the annuity with interest earnings at a guaranteed interest rate. This accrual of interest during the accumulation period is on a tax-deferred basis to the policyholder. After the number of years specified in the annuity contract, the policyholder may elect to take the proceeds of the annuity as a single payment or a specified income payment for a fixed number of years. The policyholder is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the interest credited to his account. Policies issued impose surrender charges that vary from 6.5% to 10.5% of the account value starting in the year of policy issue and decrease to zero over a 5 to 8 year period.

     On a monthly basis, GE Edison establishes a guaranteed interest rate for its new fixed SPDA policies. GE Edison's interest crediting rates on new policies are determined based on the previous month's U.S. Government Bond Rate and the Japanese Government Bond Rate. After policy issuance, GE Edison maintains the initial crediting rate for the accumulation period.

     Single Premium Immediate Annuities

     SPIAs provide long-term guaranteed benefit payments utilizing a fixed interest rate assumption. SPIAs guarantee a series of payments beginning immediately and continuing over a period of years and, in some cases, for the life of the annuitants. The Company's SPIAs fall into two categories: structured settlements and retirement.

     SPIAs differ from deferred annuities in that they generally provide for the payments to begin immediately, for the payments to be contractually guaranteed, and that the policyholder may not borrow from or surrender the annuity. The implicit interest rate on SPIAs is based on market conditions when the policy is issued and is guaranteed for the term of the annuity. Since SPIA's are not subject to surrender or borrowing by the policyholder, they provide the opportunity for an insurance company to match closely the underlying investment of premium received to the cash benefits to be paid under a policy, thereby providing an anticipated margin for expenses and profit, subject to credit and, in some cases, mortality risk.

     Structured Settlements. Structured settlements provide an alternative to a lump sum settlement in a personal injury case and are generally purchased by property and casualty insurance companies for the benefit of an injured claimant with benefits scheduled over a fixed period and/or for the life of the claimant thereafter. Structured settlements offer tax advantaged long-range financial security to the injured party and facilitate claim settlement for the casualty insurance carrier. First Colony Life Insurance Company ("First Colony") was a pioneer in this business in the late 1970's and early 1980's and has consistently been a significant provider since the market's inception. General Electric Capital Assurance Company ("GE Capital Assurance") has been a significant provider since 1993.

     Structured settlement contracts are long-term in nature, guarantee a fixed benefit stream and generally cannot be surrendered or borrowed against. Some structured settlement contracts provide for guaranteed payments for a predetermined period only and do not depend on the survival of the annuitant. Such contracts have no mortality risk element. Other structured settlement contracts provide for payments dependent on the survival of the annuitant. The mortality risk portion of the Company's liability with respect to such policies is included in future annuity and contract benefit liabilities.

     Retirement. SPIAs used for dependable retirement income purposes are identical to those used to facilitate structured settlements in that payments begin immediately, cannot be surrendered or borrowed against and guarantee a fixed stream of benefits. Retirement annuities are typically sold to older annuitants and, therefore, are somewhat shorter in average contract life than structured settlement annuities.

     GICs and Funding Agreements

     GICs are deposit-type products that provide a guaranteed return to the contractholder. GICs are purchased by Employee Retirement Income Security Act (ERISA) qualified defined contribution plans, including but not limited to, 401(k) plans where plan participants elect a stable value option. Funding Agreements, which operate substantially similarly to GICs, are purchased by institutional accredited investors for various kinds of funds and accounts that are not ERISA qualified. Examples include money market funds, bank common trust funds and other corporate and trust accounts.

     GICs typically credit interest at a fixed interest rate and have a fixed maturity ranging from two to six years. A small percentage of GICs (based on dollar amount) use an index instead of a fixed rate. Both rates and maturities are set at the time of sale.

     Substantially all GICs allow for the payment of benefits at contract value to ERISA plan participants in the event of death, disability, retirement or change in investment election. The Company underwrites these risks before issuing a GIC to a plan. In addition, the Company requires plans buying its GICs to have certain restrictions on participant transfers to money market and similar funds in order to reduce disintermediation risk. The Company's GICs can also be terminated prior to their maturity by the contractholder, but only after an adjustment to the contract value for changes in the level of interest rates and the application of a significant penalty (net payment amount may not exceed contract value).

     Funding Agreements credit interest at a rate that is indexed to U.S. Dollar LIBOR (London Interbank Offered Rate) or that is fixed at time of purchase. Indexed Funding Agreements are typically renewed annually, however, a majority of these contracts contain a "put" provision through which either the Company or the contract holders can terminate the Funding Agreement after giving notice within the contract's specified notice period (generally a period of 90 days or less). As of year-end, the aggregate amount of the Company's outstanding Funding Agreements with put option features is approximately $3.0 billion. Non-putable Funding Agreements total $0.4 billion. The Company has established a line of credit with its parent in an amount sufficient to provide liquidity in the event of an unusual level of early terminations. The Company has also issued $1.8 billion of longer term Funding Agreements that contain no early termination provision. Of these Funding Agreements, $1.5 billion are indexed to LIBOR and $0.3 billion are fixed rate.

     The Company has a rigorous risk management process established for each of its products, including periodic inforce reviews with management and monthly reports on risk triggers. The risk management process for Funding Agreements requires controls on both the liabilities and the assets supporting this product. The liabilities have limits on exposure to a customer, on "put" exposure to individual customers and on the overall portfolio put exposure. For asset liability management purposes, the Company segregates the assets that support the Funding Agreement within the insurance company's general accounts. The Company maintains a portfolio of floating rate assets within each legal entity segregated to support its short term floating rate funding agreement business. Further, the Company has established limits for exposure to asset types, maturity terms, index mismatch and quality ratings.

     Life Insurance - North America

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

     Permanent Life Insurance. Permanent life insurance provides life insurance protection for the entire life of the insured and, unlike term life insurance, has an investment component. The Company's permanent life insurance products include a variety of guaranteed premium interest-sensitive whole life, universal life and variable universal life insurance, and employee plans/salary savings products.

     Life Insurance - Japan

     Term Life Insurance. Term life insurance provides life insurance protection for a limited time: a death benefit is paid only if the insured dies during the specified term. These policies generally have initial terms of 10 or 15 years and are now only sold as non-participating (non-profit sharing) policies. Attached riders provide coverage including, but not limited to, accident and health insurance.

     Whole Life Insurance. Whole life insurance provides life insurance protection for the entire life of the insured and has an investment component. Benefits are paid in the event of death or severe disability. Attached riders provide coverage including, but not limited to, hospitalization, accident and health insurance, and certain diseases.

     Endowment Insurance. Endowment insurance provides life insurance protection for a limited time and a maturity benefit. Attached riders provide coverage including, but not limited to, term insurance and accident and health insurance.

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

Methods of Distribution

     The Company's distribution of Wealth Accumulation and Transfer products is currently accomplished through three primary distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors, and (iii) worksites. See sections related to Marketing and Distribution.

MORTGAGE INSURANCE

     The Mortgage Insurance segment sells mortgage insurance products to expand home ownership opportunities by providing coverage on residential first mortgages when individuals purchase homes with less than a 20% down payment. The Company's mortgage insurance products are marketed in the United States and are designed to protect mortgage lenders and secondary market participants against loss in the event of default on first lien residential loans. Mortgage insurance also facilitates the sale of mortgage loans in the secondary mortgage market, principally to Federal National Mortgage Corporation and Federal Home Loan Mortgage Corporation, providing increased liquidity to mortgage originators. If the homeowner defaults, mortgage insurance reduces and in some instances, eliminates the loss to the insured institution. Mortgage Insurance products generated premiums of $600 million, $587 million, and $600 million for 2001, 2000 and 1999, respectively. The Mortgage Insurance segment accounted for $578 million (29%) of the

Company's operating income before income taxes, minority interest and cumulative effect of change in accounting principle for 2001.

Principal Products

     The majority of mortgage insurance policies issued provide coverage on a monthly basis, insuring only a portion (normally 15% - 30%) of the mortgage loan balance. Mortgage insurance policies are non-cancelable by the insurer, except for non-payment of premium. These policies remain renewable at the option of the insured at the renewal rate determined when the loan was initially insured.

Methods of Distribution

     The Company's distribution of Mortgage Insurance is accomplished through a dedicated sales force that markets to financial institutions and mortgage originators. See "Marketing and Distribution - North America".

Lifestyle Protection and Enhancement

     The Lifestyle Protection and Enhancement segment sells a variety of products primarily in North America including (i) long-term care insurance, (ii) accident and health insurance, (iii) personal lines of automobile insurance, and
(iv) income protection packages. Lifestyle Protection and Enhancement products are used by customers to protect their income and assets from the adverse economic impacts of significant health care costs, unanticipated events that cause temporary or permanent loss of earnings capabilities, and automobile accidents and related liabilities. The Company also provides consumers with club membership opportunities which are primarily income protection packages allowing coverage of or discounts on certain personal expenses (auto towing, dental care, etc.). Lifestyle Protection and Enhancement products generated premiums of $2,970 million, $2,593 million, and $1,884 million for 2001, 2000 and 1999, respectively. The Company is among the leading companies in the sale of individual long-term care insurance policies when measured by first-year annualized premiums and policies in force. The Lifestyle Protection and Enhancement segment, accounted for $380 million (19%) of the Company's operating income before income taxes, minority interest and cumulative effect of change in accounting principle for 2001.

Principal Products - North America

Long-Term Care Insurance

     Long-term care insurance policies provide coverage within prescribed limits for nursing facilities, community and in-home care. Long-term care insurance policies are expected to continue to grow due to the increased awareness of such products among senior citizens and the rapid growth of the senior population. Since these policies are long duration policies, future experience may be different than expected. The Company will continue to closely monitor trends and developments that may impact the operating results for this product.

     Coverages in force for nursing facilities include both expense incurred and daily fixed dollar benefit policies. Currently, only expense incurred policies subject to a monthly maximum are being sold, with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of nursing facility stay before the insurance coverage begins) and a maximum benefit amount. Home health care benefits pay covered charges, after Medicare coordination, and are also subject to a monthly maximum dollar limit and an overall maximum. The applicant may select from one of several available benefits levels. The Company's policies are guaranteed renewable and, consequently, the Company reserves the right to raise future premiums for all policyholders by state and class. Premiums will not increase due to changes in an individual's health status or age.

Accident and Health

     The Company offers accident, health and disability products to employers, associations, affinity groups and certain individuals. The Company believes that offering a broad range of products is essential to being a preferred financial services provider of benefits effectively meeting the needs of employers and consumers. The Company's products include a variety of coverages such as dental, disability, medical stop loss, fully insured medical and accidental death policies. These policies pay benefits upon the occurrence of a covered event, or in the case of disability income, provide continuous payments to an insured during periods of disability. Medical stop loss policies allow employers to self fund medical programs providing improved cash flows and plan administration services. Medical stop loss and fully insured policies pay covered medical claims when they are incurred and approved. To mitigate risks in the Company's accident and health products, defined benefit limits are generally incorporated in product design.

Automobile and Homeowners Insurance

     The Company primarily writes private passenger automobile insurance which covers the legal liability of individuals arising out of the ownership or operation of an automobile and also provides physical damage insurance on the automobile, medical payments insurance and protection against uninsured motorists. All of the Company's private passenger automobile insurance policies are written for a term of one year. The Company also writes a small amount of homeowners insurance.

Income Protection Packages

     The Company is a provider of membership-based products and services, including auto clubs, discount dental and legal service plans and other membership-related clubs. These products are typically sold through affiliations with major banks, retailers, oil companies, communications companies, credit card issuers and associations. The Company pays a portion of consumer membership fees to the affiliated organizations, representing compensation for marketing rights.

Principal Products - Japan

Medical Insurance. Medical insurance provides supplemental medical protection for a fixed period or for a lifetime. In the case of hospitalization, a certain, fixed amount is paid daily based on the length of hospitalization up to a maximum of 60, 124 or 1,000 days per stay and up to a cumulative maximum of 500 or 1,000 days per policy.

Methods of Distribution

     The Company's distribution of Lifestyle Protection and Enhancement products is currently accomplished through four primary distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors, (iii) worksites, and (iv) direct and affinity based marketing through direct mail telemarketing, and the Internet. See sections related to Marketing and Distribution.

     Additional information related to the Company's operating segments is included in Note 17 to the Consolidated Financial Statements and Financial Statement Schedule III.

Ratings

     Ratings with respect to financial strength have become an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in the Company and its ability to market its products. Rating organizations continually review the financial performance and condition of insurers, including the Company. The following ratings reflect each rating agency's opinion of the Company's financial strength, operating performance and ability to meet its obligations to policyholders.

     GE Financial Assurance's principal insurance subsidiaries (based upon at least 10% of consolidated net assets or at least 10% of consolidated net profits) are rated by A.M. Best Company (A.M. Best), S&P, and Moody's independent rating agencies, as follows:

Company                                              A.M. Best Rating   S&P Rating         Moody's Rating
-------                                              ----------------   ----------         --------------
First Colony Life Insurance Company ..............   A++(superior)      AA (very strong)   Aa2 (excellent)
Federal Home Life Insurance Company ..............   A+ (superior)      Api (good)         Aa2 (excellent)
General Electric Capital Assurance Company .......   A+ (superior)      AA (very strong)   Aa2 (excellent)
GE Life and Annuity Assurance Company ............   A+ (superior)      AA (very strong)   Aa2 (excellent)
GE Edison Life Insurance Company .................   Not Rated          AA (very strong)   Aa2 (excellent)
General Electric Mortgage Insurance Corporation ..   Not Rated          AAA(extremely      Aaa (exceptional)
                                                                        strong)

Marketing and Distribution - North America

     The Company presently distributes its products through four primary channels:

     . Intermediaries, such as brokerage general agencies (BGAs), banks, securities brokerage firms, financial planners, accountants, affluent market producers, and specialized brokers;

     .    Dedicated sales forces and financial advisors;

     .    Worksites; and

     . Direct and affinity based marketing principally through direct mail, telemarketing and the Internet.

     Further, the Company has developed a web portal for its distribution channels called GEFinancialPro.com. The GE Financial Pro portal improves productivity for financial intermediaries and agents by enabling business submissions, account tracking and status updates through the Internet. Additionally, the Company has developed GEFinancialService.com for the Company's intermediaries and consumers. GE Financial Service provides similar life simplification services for these consumers, giving them the ability to change information ranging from addresses to investment accounts online.

     Intermediaries

BGAs. The Company distributes many of its products (including fixed and variable annuities, long-term care insurance, life products such as variable, universal, whole, survivorship and term life insurance, immediate annuities, and accident and health insurance) through more than 200 independent insurance brokerage firms located throughout the United States. These BGAs market the Company's products through approximately 135,000 licensed insurance agents or brokers, who also represent other companies. The Company believes its consistent commitment to this system has helped it earn a reputation as a leading provider of insurance products among BGAs. The Company endeavors to be placed at the top of the BGAs' list of sources of insurance products and services (such as impaired risk life underwriting) in which the Company specializes. Of the Company's 18 leading BGAs in 2001, no individual general agency accounted for more than 16% of total BGA premium. The Company believes the loss of any one BGA relationship in any given year would not materially impact the Company's financial results.

Banks and Securities Brokerages. Banks and securities brokerage firms are a significant and growing distribution channel for the Company's fixed and variable annuities and life insurance products. Over the last few years distribution of the Company's products through securities brokerage firms has substantially increased, primarily due to GE Life and Annuity Assurance Company's ("GE Life and Annuity") distribution of variable annuity products through a large network of securities brokerage firms. In addition, a significant percentage of the Company's single premium immediate annuities are sold through major stock brokerage firms and banks. Of the Company's 11 leading banks and securities brokerage firms in 2001, no individual bank or securities brokerage firm accounted for more than 13% of combined bank and securities brokerage firm premiums. The Company believes the loss of any one bank or securities brokerage firm relationship in any given year would not materially impact the Company's financial results.

Financial Planners, Accountants, and Affluent Market Producer Groups. The Company sells some of its products in the Wealth Accumulation and Transfer segment, such as fixed and variable annuities and universal and term life insurance, through financial planners, accountants, and producer groups. These groups emphasize providing investment and insurance products to one of the Company's target customer groups. The Company believes that financial planners, accountants, and producer groups present an opportunity for growth within the intermediaries distribution channel.

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

     The Company sells GICs through specialized GIC brokers, fund managers, employee benefit investment advisors and directly to large employee benefit plans. The Company sells Funding Agreements through specialized brokers as well as to institutional accredited investors and banks acting in a fiduciary capacity.

     Dedicated Sales Forces and Financial Advisors

     Dedicated sales forces consist primarily of non-employees who sell products of the Company on an exclusive basis and to a lesser extent, a sales force employed directly by the Company. All non-employee dedicated sales force agents are affiliated with an insurance agency. Dedicated sales forces are compensated by the Company primarily on a commission basis.

     The Company has a network of specialized agents who develop customized solutions to customer's future financial requirements utilizing the Company's annuity, 401(k), life insurance, long-term care insurance, and accident and health insurance products. The Company offers customers free financial profiles to assist their understanding and development of financial objectives. Prospective customers are identified through direct mail solicitation, educational seminars, policyholder referrals, and targeted promotions linked to the Company's national advertising campaigns.

     The Company distributes its mortgage insurance products through a dedicated sales force of company employees located throughout the United States. This sales force markets to financial institutions and mortgage originators, which in turn offer mortgage insurance products to borrowers. The dedicated sales force is compensated through a base salary with incentive compensation tied to certain performance objectives.

     Worksites

     The Company sells accident and health insurance and group term life products through employer-sponsored payroll deduction programs. These typically are small to medium sized businesses with fewer than 1000 employees. Under these programs, the Company enters into a contractual arrangement with a corporate customer permitting agents of the Company to market these products directly to the corporate customers' employees on site. Employees are able to pay premiums on products they purchase by means of automatic deductions from their paychecks.

     Direct and Affinity Based Marketing, Direct Mail and Telemarketing

     Direct marketing allows a company to offer consumers products and services directly. In affinity marketing, a company contacts consumers who already have relationships with an organization and offers its products and services with the consent of that organization. In both cases, the sales process bypasses a financial intermediary or agent. As a direct and affinity based marketer, the Company deals directly with the public. The Company endeavors to offer valuable products and be the lowest cost provider in this market. While the Company relies heavily on direct mail and telemarketing, the Company also provides access to Internet sites and uses Internet sites of affinity partners to offer products directly to consumers.

Marketing and Distribution - Japan

     GE Edison presently distributes its products in Japan through two primary channels:

     . Dedicated sales forces and financial advisors, which sell directly to the consumer; and

     .    Intermediaries, such as independent agents.

Dedicated Sales Force and Financial Advisors

     Distribution through dedicated sales forces represents approximately 86% of total Company sales in Japan. The dedicated sales forces consist of approximately 4,435 employees in 283 sales offices throughout Japan selling GE Edison's products on an exclusive basis. Approximately 8% of the sales force serves the Japanese Defense Agency ("JDA") where GE Edison has sales force employees on JDA bases throughout Japan. The sales force is compensated primarily on a commission basis.

     GE Edison has a network of specialized financial advisors who develop customized financial services solutions tailored to a customer's future financial requirements using annuity, life insurance, and accident and health insurance products. GE Edison offers customers free financial profiles to assist in their understanding and development of financial objectives. Prospective customers are identified through educational seminars, policyholder referrals, and targeted promotions linked to GE Edison's national advertising campaigns.

Intermediaries

     GE Edison also distributes its products in Japan through more than 1,000 insurance agents located throughout Japan, 45% of whom work exclusively for GE Edison. A captive field force of about 90 professionals supports the agency sales channel. GE Edison endeavors to be placed at the top of the agent's list of sources of insurance products and services that they provide to their customers. To achieve this objective, GE Edison seeks to provide innovative and competitive products and services for agents and end-customer needs, personalized quality service for the agents, and competitive pricing. Services offered by GE Edison to the agents include the opportunity to participate in the Company's Edison University, which offers an integrated insurance training curriculum as well as some GE training.

Competition

     The Company operates in a highly competitive environment. While the Company believes it has assembled a diverse collection of products and distribution channels, there are competitors that have also assembled a similar array of financial products and have similar strategic goals. The Company believes that the principal competitive factors in the sale of insurance and investment products are product features, commission structure, perceived stability of the insurer, insurer financial strength ratings, service, name recognition, price and cost efficiency. Many other companies are capable of competing for sales in the Company's target markets. The Company's ability to compete is affected in part by its ability to provide competitive products and quality service to the consumer, general agents, licensed insurance agents and brokers, and mortgage originators. However, the Company believes that it competes primarily on the basis of its high level of customer focus, its brand and financial strength and its competitively priced products.

Risk Management, Compliance and Controllership

     The Company maintains a strong commitment to risk management and compliance, availing itself of GE and GE Capital's long-standing strength and experience in risk management. For example, the Company's commitment to risk management processes, compliance and controllership processes include requiring underwriting of all new products and reviews of all existing product performance, both of which are reviewed by a team of risk managers and actuaries. In addition, both internal and external periodic reviews of the Company's products, internal processes and pricing strategy are conducted. The Company also has obtained Insurance Marketplace Standards Association ("IMSA") certification and has committed to engrain compliance into each and every business function that touches its customers. The Company's compliance is not just complying with rules and regulations but also demonstrating a level of business integrity that instills consumer trust in its products and in the insurance industry generally. The Company was recently awarded the American Council of Life Insurers highest award for integrity, the ACLI Integrity First Award, for its efforts in compliance-consumer education.

     The Company maintains a dynamic system of internal financial controls designed to ensure accurate financial record-keeping, protection of physical and intellectual property and efficient use of resources. Through its ultimate parent, GE, the Company has access to more than 450 internal auditors who conduct audits each year in every geographic area and every GE business. Senior management oversees the scope and results of these reviews. The Company reinforces key employee responsibilities around the world through GE's integrity policies, which require compliance with law and policy, including financial integrity and avoiding conflicts of interest. These integrity policies, published in 27 languages, are provided to each employee. The team of internal auditors conducts extensive inquiries into compliance with these policies. A strong compliance culture requires employees to raise any concerns and prohibits retribution for doing so. All employees, including top management, are accountable for compliance with integrity policies.

Underwriting

     Applications for most of the Company's underwritten life, long-term care and other insurance related products are individually reviewed and analyzed by the Company's dedicated underwriting staff based on standardized underwriting guidelines and procedures. After initial processing, each file is reviewed and additional information (such as medical examinations, attending physician's statements and special medical tests, if applicable) is obtained to make an underwriting decision. The independent sales agents and the Company's own sales staff do not retain any underwriting authority.

     Applications for the Company's mortgage insurance products are underwritten on either a loan-by-loan basis or are delegated to qualified mortgage lenders. The delegated program allows mortgage lenders to commit the Company to insure loans that meet its underwriting guidelines and underwriting evaluation. The Company audits on a regular basis the loans insured under the delegated program to ensure compliance with underwriting guidelines.

Reserves

     The Company establishes and carries as liabilities actuarially determined reserves that are calculated to meet the Company's future obligations. Reserves for life insurance policies are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States and Japan modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death.

     For the Company's long-term care insurance and accident and health policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit payments. For the Company's mortgage insurance policies, the level of reserves is based on historical loss experience adjusted for the anticipated effect of current economic conditions and projected economic trends. Reserve liabilities for property and casualty products represent estimates of ultimate unpaid losses and loss adjustment expenses incurred. Reserves include unearned premiums, premium deposits, loss adjustment expenses, claims reported but not yet paid, and claims incurred but not reported.

     The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts (such as variable and fixed annuities, GICs, and funding agreements) policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

     The stability of the Company's annuity and interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period ranging up to ten years. Such surrender charge is a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

Reinsurance

     The Company follows the usual industry practice of reinsuring (ceding) portions of its insurance risks with reinsurance companies. The use of reinsurance permits the Company to write policies in amounts larger than the risk it is willing to retain on any one life, and also to continue writing a larger volume of new business. The maximum amount of individual ordinary life insurance normally retained by the Company on any one life policy is $1,000,000. Certain accident and health, long-term care insurance, property and casualty insurance and mortgage insurance policies are reinsured on either a quota share or excess of loss basis. The Company cedes insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, the Company cedes insurance risks on a facultative basis, under which the reinsurer's prior approval is required on each risk reinsured. Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. The principal reinsurers to which the Company cedes risks have A. M. Best ratings ranging from A++ to A- and the Company does not have significant concentrations of reinsurance risk with any one reinsurer.

     The Company participates in the Special Pool Risk Administrators "SPRA Pool" which covers individual life and accidental death exposures. The pool covers the Company's exposure with one insurance subsidiary acting as the agent for a group of eight of the Company's other insurance subsidiaries. The Company's participation in the Pool is calculated Quarterly by the SPRA and losses are calculated as a percentage of the Pool's maximum loss of $125 million on a per event basis. The Company's overall exposure to pool losses is not significant.

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

     The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of the company's Total Adjusted Capital to its Authorized Control Level RBC ("ACL") (as defined by the NAIC). If a company's Total Adjusted Capital is less than 200% of its ACL but greater than or equal to 150% of its ACL, or if a negative trend has occurred (as defined by the NAIC) and Total Adjusted Capital is less than 250% of its ACL, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. If a company's Total Adjusted Capital is less than 150% of its ACL but greater than or equal to 100% of its ACL, in addition to the above required actions, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's Total Adjusted Capital is less than 100% of its ACL but greater than or equal to 70% of its ACL, in addition to the above required actions, the regulatory authority may take any action it deems necessary, including placing the company under its control. If a company's Total Adjusted Capital is less than 70% of its ACL, the regulatory authority is mandated to place the company under its control. The Total Adjusted Capital for each of the Company's principal insurance subsidiaries is in excess of 250% of their respective ACL.

     In addition, as part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three to five years) of the books, records, accounts and market conduct of insurance companies domiciled in their states. None of the recent regulatory examinations have disclosed any findings that would have a materially adverse impact on the Company.

     The Mortgage Insurers are not subject to the NAIC's RBC requirements as a result of other capital requirements that are placed directly on mortgage insurers. Generally, mortgage insurers are required by certain states and other regulators to maintain a risk in force to capital ratio not to exceed 25:1. Currently, the Mortgage Insurers have a risk in force to capital ratio of 8.5:1. In addition, mortgage insurers are required to establish a contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. This reserve serves to reduce the mortgage insurers ability to pay dividends as it is a direct reduction to policyholders' surplus. The statutory contingency reserve at December 31, 2001 for the Mortgage Insurers was $2.3 billion.

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

     The NAIC has adopted model statutory accounting which became effective January 1, 2001. Statutory accounting practices determine, among other things, the statutory surplus of an insurance company and, therefore, the amount of funds that can be paid as dividends to the Company by its insurance subsidiaries. However, efforts are continuing by insurance regulators and the insurance industry to develop interpretations of the NAIC model. The impact of adoption increased statutory capital and surplus by $214 million primarily related to the recognition of certain deferred tax assets.

     In addition, the NAIC has issued the Valuation of Life Insurance Policies Model Regulation, which establishes new minimum reserve requirements for individual life insurance policies. The majority of the states have enacted the model regulation for statutory reporting purposes. The Company adopted this regulation in 2000 and is undertaking a number of initiatives to address the financial and operational impact of this regulation.

Regulation at Federal Level

     Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry and thus the Company.

     For example, the federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of the Company's existing products and the Company's ability to sell products may be materially impacted in the future.

     Another recent example is the implementation of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA established various requirements related to health benefit plans including, medical, dental and long-term care insurance plans. It generally applies to insurers, providers and employers. When enacted in 1996, its initial focus was on health benefit plan portability. HIPAA also contains administrative simplification and privacy provisions that were designed to encourage the electronic exchange of health care information and the protection of personal health information. The privacy provisions are to be implemented through regulations issued by the Secretary of Health and Human Services, which regulations were issued in December 2000. The earliest compliance date for the new privacy regulations is April 2003. HIPAA provides for significant fines and other penalties for wrongful disclosure of protected health information. The Company anticipates that it will have to modify certain of its infrastructure and procedures to comply with the new requirements, but it does not expect such changes to have a material impact on its business.

     The Company's Mortgage Insurance business, as a credit enhancement provider in the residential mortgage lending industry, is subject to compliance with various federal consumer protection laws, including the Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Fair Housing Act, Homeowners Protection Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, and others. These laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which consumer credit information may be obtained and used, and define the manner in which collection activities are carried out.

Regulation in Foreign Countries

     The Company's business in Japan, which is conducted through GE Edison, is subject to regulation by the FSA, which imposes (i) certain solvency standards that represent a form of risk-based capital requirements and (ii) filing of annual reports and financial statements prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. These regulations are similar to the regulation and supervision in the United States as described under "General Regulation at State Level". However, Japanese solvency margin requirements differ from U.S. solvency requirements primarily due to differences between U.S. statutory basis accounting and Japanese GAAP. These differences are primarily related to policy reserve valuation methods, goodwill, deferred taxes and mark-to-market on bonds. GE Edison's solvency margin is significantly in excess of the minimum requirements.

     Similar to the United States, Japanese insurers are assessed by a guaranty fund, the Policyholders Protection Corporation, the expenses relating to the resolution of insolvent insurance companies. In making a determination of its exposure to future insolvency assessments, GE Edison has made an evaluation of the current insolvencies taking into account publicly available information relating to these insolvencies. Based upon this assessment, GE Edison has concluded that it has adequately provided for future assessments arising from insolvencies existing as of December 31, 2001.

Securities Laws

     Certain of the Company's subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission and certain state insurance laws. Separate accounts of the Company's insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Certain variable annuity contracts and certain variable life insurance policies issued by the Company's insurance subsidiaries are registered under the Securities Act of 1933. Certain other subsidiaries of the Company are registered as broker-dealers under the U.S. Securities Exchange Act of 1934 and are members of, and subject, to regulation by the National Association of Securities Dealers, Inc.

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

     Some of our products are purchased by employee welfare benefit plans. With respect to employee welfare benefit plans subject to ERISA, Congress periodically has considered amendments to the law's federal preemption provision, which would expose the Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA that would be expected to significantly affect our business have been defeated.

Forward Looking Statements

     This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectation and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

Item 2. Properties.

     The Company conducts its business from various facilities, most of which are leased. However, certain of the Company's facilities, including its headquarters campus in Richmond, Virginia, two facilities in Lynchburg, Virginia and a facility in Norristown, Pennsylvania are owned by the Company. The Company believes that its present facilities are adequate for the anticipated needs of the Company.

Item 3.  Legal Proceedings.

     The Company is a defendant in various litigation considered to be in the normal course of business. The Company believes that the outcome of such litigation will not have a material effect on its financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

     All of GE Financial Assurance's Common Stock, its sole class of common equity on the date hereof, is owned by GE Capital. Accordingly, there is no public trading market for the Company's common equity. GE Financial Assurance declared approximately $25 million in dividends to GE Capital during 2001 and declared and paid $23 million in dividends in 2000. GE Financial Assurance does not have a formal dividend policy.

     Reference is made to Note 15 of the Consolidated Financial Statements for information regarding dividend restrictions.

Item 6. Selected Financial Data.

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements of GE Financial Assurance Holdings, Inc. and subsidiaries and the related Notes to the Consolidated Financial Statements. In addition, the contribution of the Mortgage Insurers was accounted for in a manner similar to a pooling of interests. Accordingly, all financial information have been restated to reflect this transaction.

                                                 December 31,(1)
                                                 ---------------
                                              (Dollars in Millions)
                                  2001      2000      1999      1998      1997
                                 -------   -------   -------   -------   -------
At End of Year
Total Investments ............   $70,986   $65,357   $45,506   $45,511   $42,475
Total Assets .................    96,938    92,104    68,486    60,765    54,765
Policyholder Liabilities(2)...    75,450    72,287    52,841    45,740    42,345
Debt Outstanding .............     2,941     3,003     1,741     2,028     1,337
Shareholder's Interest .......    12,775    11,720     9,942    10,126     9,265
For the Year Then Ended
Premiums .....................     6,551     6,052     4,142     3,870     3,020
Total Revenues ...............    12,241    12,363     8,363     7,563     6,476
Income Before Cumulative
 Effect of Change in
 Accounting Principle(3) .....     1,315     1,243     1,034       866       723
Net Income(3) ................     1,300     1,243     1,059       866       723

-----------
(1) Comparability of financial information is affected by acquisitions and other transactions by the Company in the periods presented. For acquisitions and other transactions completed in the last three years see "Acquisitions and Other Transactions."

(2) Includes future annuity and contract benefits, liability for policy and contract claims, unearned premiums, other policyholder liabilities and separate account liabilities.

(3)  See Note 1(o) to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes thereto included herein.

Overview

     The Company's income before cumulative effect of change in accounting principle was $1,315 million in 2001 reflecting a 5.8% or $72 million increase compared to $1,243 million in 2000. Income before cumulative effect of change in accounting principle of $1,243 million in 2000 increased $209 million or 20.2% from 1999. The 2001 results were impacted by several factors, including a weak U.S. economy and the normalization of the block of business acquired in the Toho Transfer following the significant surrender activity experienced in 2000. In addition, the Company incurred approximately $25 million in losses related to the events of September 11th.

     The 2001 U.S. economic performance included sharp declines in interest rates and volatile equity markets, which adversely impacted production on variable annuity products. In addition, the number of corporations defaulting on debt obligations increased dramatically throughout the year.

     To overcome these economic challenges and the anticipated reduction of surrender fee income from the block of business acquired through the Toho Transfer, the Company aggressively managed operating expenses and relied on its investment portfolio to minimize the impact of external economic factors on its results. The Company's diverse product offering drove core growth during the difficult 2001 economic environment. This growth was attributable to the Company's ability to match customers' shifting preferences by offering traditional insurance products.

     In addition, all historical financial information contained herein has been restated to reflect the contribution of the Mortgage Insurers to the Company in the second quarter of 2001 which was accounted for in a manner similar to a pooling of interests.

Operating Results for the Years Ended December 31, 2001, 2000 and 1999

Premiums. Premiums, which include premium revenues from life contingent annuity contracts, health insurance, traditional life, mortgage insurance and automobile insurance, were $6,551 million in 2001 an increase of $499 million from $6,052 million in 2000. Premiums in 2000 increased by $1,910 million from $4,142 million in 1999. The 2001 increase primarily resulted from growth in the Company's structured settlement contracts, long-term care insurance and certain accident and health insurance products. These increases were partially offset by decreased premiums from the anticipated run-off of policies assumed as part of the Toho Transfer. Surrender activity in this block of business in 2000 resulted in a substantial reduction of 2001 premiums. The 2000 increase was primarily a result of (i) the Toho Transfer; (ii) the acquisition of Phoenix American Life in April 2000 and (iii) growth in certain of the Company's life and long-term care products.

Net Investment Income. Net investment income increased $307 million to $4,201 million in 2001 from $3,894 million in 2000. The increase was primarily attributable to higher levels of average invested assets ($69.3 billion in 2001 vs. $63.7 billion in 2000). The weighted average yield on these investments was 6.05% in 2001. Net investment income increased $628 million to $3,894 million in 2000 from $3,266 million in 1999. The increase was primarily attributable to higher levels of average invested assets ($63.7 billion in 2000 vs. $46.1 billion in 1999), due to investments relating to the Toho Transfer and growth in core invested assets. This increase was partially offset by a decrease in weighted average yields to 6.09% in 2000 from 7.08% in 1999, primarily due to lower yields on investment activity related to the Company's Japanese operations.

Surrender Fee Income. Surrender fee income decreased $895 million in 2001 to $358 million compared to $1,253 million in 2000. Surrender fee income increased by $1,197 million from $56 million in 1999. The decrease in 2001 reflects the normalization of the block of business acquired in the Toho Transfer following the significant surrender activity experienced in 2000. As discussed earlier, these policies became subject to surrender charges under the terms of the restructuring of Toho's in-force insurance contracts. The surrender rates for the insurance policies assumed from Toho were significantly greater than historical averages. The Company believes that this unusual surrender activity was in response to the Toho insolvency, in particular the fact that the former Toho policyholders were not permitted to surrender policies from the date of the issuance of the business suspension order to Toho through the date of the Toho Transfer.

Net Realized Investment Gains. Net realized investment gains were $300 million in 2001, $233 million in 2000, and $232 million in 1999. Net investment gains are comprised of gross investment gains and gross investment (losses), respectively, of $830 million and $(530) million in 2001, $425 million and $(192) million in 2000, and $413 million and $(181) million in 1999. These changes in gross realized investment gains and losses are related to the Company's ongoing review of its investment portfolio positions which vary with market and economic conditions. The Company seeks to offset investment losses realized from other than temporary impairments and portfolio repositioning with investment gains.

Included in the gross realized investment gains are $145 million, $67 million and $38 million in 2001, 2000 and 1999, respectively, resulting from the securitization of certain financial assets. Included in the gross realized investment losses are other than temporary declines in value of $277 million, $77 million and $53 million in 2001, 2000 and 1999, respectively, (including $94 million related to Enron in 2001).

Policy Fees and Other Income. Policy fees and other income is principally comprised of insurance charges made against universal life contracts, club membership revenues, fees assessed against policyholder account values and commission income. Policy fees and other income decreased $100 million to $831 million compared to $931 million in 2000. The 2000 amount increased $264 million from $667 million in 1999. The 2001 decrease is primarily a result of a decline in club membership revenues and to a lesser extent to lower fee income assessed on variable annuity account values. This decrease was partially offset by an increase in fees earned on universal life contracts. The 2000 increase was a result of (i) the inclusion of a full year of operating results of The Signature Group (primarily club membership revenues); (ii) the acquisition of Phoenix American Life in April 2000, and (iii) fee income on variable annuity products.

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life, health, property and casualty and mortgage insurance products as well as claim costs incurred during the year under such contracts. These amounts increased $367 million in 2001 to $5,785 million from $5,418 million in 2000. These amounts increased by $1,811 million in 2000 from $3,607 million in 1999. The 2001 change in reserves is primarily a result of increased benefit liabilities and claims paid related to additional sales of structured settlements and long-term care insurance policies partially offset by a decrease in reserves related to the anticipated runoff of the block of business assumed in the Toho Transfer. Additional reserves were established by the Mortgage Insurers for deteriorating economic conditions and the increased number of delinquencies for mortgage insurance policies. The 2000 increase was a result of
(i) the Toho Transfer, (ii) the acquisition of Phoenix American Life in April 2000; (iii) a full year of operating results of The Signature Group and (iv) additional benefits incurred arising from core growth.

Interest Credited. Interest credited increased $174 million in 2001 to $1,671 million from $1,497 million in 2000. Interest credited increased $199 million in 2000 from $1,298 million in 1999. The 2001 increase was primarily attributable to an increase in annuity deposits. The 2000 increase was a result of the increase in underlying reserves arising primarily from sales of fixed annuity products. The increased sales resulted from higher crediting rates that the Company implemented in response to changes in market conditions and other factors.

The Company's weighted average crediting rates for annuities decreased to 5.51% in 2001 from 6.14% in 2000, which was relatively unchanged from 6.15% in 1999. Changes in the Company's base crediting rates are implemented in response to changes in market conditions, the prevailing interest rate environment, contractual provisions and other factors. The Company monitors market conditions closely and resets interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts.

Commission Expenses. Commission expense decreased $98 million in 2001 to $1,138 million from $1,236 million in 2000. Commission expense increased $378 million in 2000 from $858 million in 1999. The overall decrease in 2001 is primarily a result of lower sales of variable annuities as a result of market volatility in addition to lower production on new term life sales. These decreases are partially offset by commissions associated with additional sales of long-term care insurance and certain fixed annuities. The increase in long-term care insurance commissions resulted from core growth and the Travelers Transaction. Fixed annuity commissions increased as a result of the change in product mix from variable to fixed annuity products. The 2000 increase was primarily due to
(i) commissions incurred as a result of core growth, and (ii) a full year of operating results of The Signature Group.

General Expenses. General expenses decreased $190 million in 2001 to $1,928 million from $2,118 million in 2000. General expenses increased $660 million in 2000 from $1,458 million in 1999. The decrease in 2001 primarily relates to reduced compensation and benefit costs and other cost savings initiatives resulting from integration and consolidation activities. The 2000 increase was primarily a result of (i) a full year of operating results of The Signature Group; (ii) the Toho Transfer; (iii) increases in compensation and advertising expenses, commensurate with the Company's growth in revenues and to support the Company's core growth initiatives.

Amortization of Intangibles, Net. The Company's significant intangible assets consist primarily of two components which result from acquisition activities -- PVFP and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Amortization of intangibles decreased $738 million in 2001 to $489 million from $1,227 million in 2000. Amortization increased $882 million in 2000 from $345 million in 1999. The decrease in amortization expense in 2001 is primarily a result of the significant surrender activity experienced in 2000 associated with the Toho Transfer.

Change in Deferred Acquisition Costs, Net. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as first year commissions in excess of ultimate renewal commissions, direct advertising and printing costs, and certain support costs such as underwriting and policy issue expenses. Under U.S. GAAP, these costs are deferred and recognized in relation to either the premiums or gross profits from the underlying contracts. The change in net deferred acquisition costs decreased $236 million in 2001 to $886 million from $1,122 million in 2000. The change in net deferred acquisition costs increased $356 million in 2000 from $766 million in 1999. The decrease in 2001 is a result of lower new term life sales and lower production from variable annuities, offset by increased long-term care insurance production. The increase in 2000 compared to 1999 was related to an increase in deferral of acquisition costs arising from increased product sales as a result of acquisitions and growth in existing products and the termination of the Toho reinsurance arrangements, partially offset by amortization of previously capitalized acquisition costs.

Interest Expense. Interest expense increased $3 million in 2001 to $146 million from $143 million in 2000. This increase relates primarily to higher average debt outstanding as a result of the Toho Transfer and the Travelers Transaction. This increase was partially offset by lower interest rates on commercial paper. Interest expense increased $48 million, or 50.5%, to $143 million in 2000 from $95 million in 1999. This increase relates primarily to an increase in weighted average commercial paper borrowings outstanding and an increase in the weighted average interest rate on commercial paper borrowings.

Provision for Income Taxes. The Company's provision for income taxes increased $53 million to $650 million from $597 million in 2000. Income tax expense increased $167 million in 2000 from $430 million in 1999. The Company's effective tax rates were 33.0%, 32.3%, 29.3% in 2001, 2000 and 1999, respectively. The lower effective tax rate in 1999 was primarily the result of the sale of a minority interest in a subsidiary in 1999, which gave rise to the realization of a deferred tax asset not previously allowed to be recorded.

Segment Operations

Wealth Accumulation and Transfer

     The following table sets forth certain summarized financial data for the Company's Wealth Accumulation and Transfer segment for the years ended December 31, 2001, 2000, and 1999.

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                    2001     2000     1999
                                                                                   ------   ------   ------
                                                                                     (Dollars in Millions)
Revenues:
 Premiums ......................................................................   $2,981   $2,872   $1,658
 Net investment income .........................................................    3,493    3,317    2,773
 Surrender fee income ..........................................................      358    1,253       56
 Net realized investment gains .................................................      248      162      149
 Other income ..................................................................      476      510      427
                                                                                   ------------------------
 Total revenues ................................................................    7,556    8,114    5,063
                                                                                   ------------------------
Benefits and expenses:
 Benefits and other changes in policy reserves .................................    3,462    3,496    2,128
 Interest credited .............................................................    1,671    1,497    1,298
 Other income ..................................................................    1,411    2,163      858
                                                                                   ------------------------
 Total benefits and expenses ...................................................    6,544    7,156    4,284
                                                                                   ------------------------
Income before income taxes, minority interest and cumulative effect of change in
 accounting principle  (operating income) ......................................   $1,012   $  958   $  779
                                                                                   ========================

     Total revenues in this segment decreased in 2001 and increased in 2000 primarily as a result of the large number of surrenders from the whole life and deferred annuity policies assumed as part of the Toho Transfer in 2000. However, this decrease was partially offset, by the Company's growth in structured settlement products and increased demand for certain annuity products and guaranteed investment contracts and funding agreements. Sales of deferred fixed annuities grew 41.2% to $3,147 million in 2001 from $2,229 million in 2000. The higher sales in 2001 were primarily attributable to a shift in product mix from variable to fixed products. Sales of guaranteed investment contracts and funding agreements increased 44.6% in 2001 to $3,464 from $2,395 in 2000. Sales of variable annuities decreased 26.0% in 2001 to $2,272 million from $3,071 million in 2000.

     Operating income from this segment represented 51.4%, 51.9% and 53.0% of the Company's total operating income for the years ended December 31, 2001, 2000, and 1999, respectively. The Company's operating income from the Wealth Accumulation and Transfer segment increased 5.6% in 2001 to $1,012 million, and 23.0% in 2000 to $958 million from $779 million in 1999. These increases were primarily attributable to growth in aforementioned products, the Toho Transfer and lower operating expenses.

     Mortgage Insurance

The following table sets forth certain summarized financial data for the Company's Mortgage Insurance segment for the years ended December 31, 2001, 2000, and 1999.

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                    2001     2000     1999
                                                                                   ------   ------   ------
                                                                                     (Dollars in Millions)
Revenues:
 Premiums ......................................................................   $  600   $  587   $  600
 Net investment income .........................................................      177      165      144
 Net realized investment gains .................................................       52       71       67
 Other income ..................................................................       --        1       --
                                                                                   ------------------------
 Total revenues ................................................................      829      824      811
                                                                                   ------------------------
Benefits and expenses:
 Benefits and other changes in policy reserves .................................      126       40       85
 Other expenses ................................................................      125      114      123
                                                                                   ------------------------
 Total benefits and expenses ...................................................      251      154      208
                                                                                   ------------------------
Income before income taxes, minority interest and cumulative effect of change in
 accounting  principle (operating income) ......................................   $  578   $  670   $  603
                                                                                   ========================

     Total revenues for this segment have remained relatively constant from 2000 to 2001. Benefits and changes in reserves are influenced by benefit payments, the reserve per policy and the number of mortgage delinquencies. The increase in these expenses during 2001 is a result of deteriorating economic conditions and an increase in the number of delinquencies.

     Operating income from this segment represented 29.4%, 36.3% and 41.1% of total operating income for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's operating income for the Mortgage Insurance segment decreased 13.7% to $578 million in 2001, and increased 11.1% to $670 million in 2000 from $603 million in 1999.

     Lifestyle Protection and Enhancement

     The following table sets forth certain summarized financial data for GE Financial Assurance's Lifestyle Protection and Enhancement segment for the years ended December 31, 2001, 2000, and 1999.

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                    2001     2000     1999
                                                                                   ------   ------   ------
                                                                                     (Dollars in Millions)
Revenues:
 Premiums ......................................................................   $2,970   $2,593   $1,884
 Net investment income .........................................................      531      412      350
 Net realized investment gains .................................................       --       --       16
 Other income.. ................................................................      355      420      239
                                                                                   ------------------------
 Total revenues ................................................................    3,856    3,425    2,489
                                                                                   ------------------------
Benefits and expenses:
 Benefits and other changes in policy reserves .................................    2,197    1,882    1,394
 Other expenses ................................................................    1,279    1,325    1,009
                                                                                   ------------------------
 Total benefits and expenses ...................................................    3,476    3,207    2,403
                                                                                   ------------------------
Income before income taxes, minority interest and cumulative effect of change in
 accounting principle  (operating income) ......................................   $  380   $  218   $   86
                                                                                   ========================

     Revenues increased in 2001 and 2000 primarily as a result of increased demand for its long-term care insurance and accident and health products. Sales of long-term care insurance policies grew 23.6% in 2001 to $251 million from $203 million in 2000, and 28.5% in 2000 from $158 million in 1999. The higher sales were primarily attributable to the Travelers Transaction, an increase in the number of dedicated agents selling the product and continued heightened market awareness of the need for this type of insurance coverage.

     Sales of accident and health insurance grew 8.1% in 2001 to $241 million from $223 million in 2000, primarily attributable to growth in the medical stop loss contracts in addition to the acquisition of Phoenix American Life in April 2000. These increases were partially offset by decreased automobile insurance sales, declined club memberships in income protection packages and run-off or exit of certain lines of business. Automobile insurance sales decreased 50.0% to $42 million in 2001 from $84 million in 2000, primarily attributable to certain competitive factors currently existing within the automobile insurance industry. Sales of club memberships declined primarily as a result of lower demand for income protection packages in general, which reduced revenue earned by 23.7% to $277 million in 2001 from $363 million in 2000.

     Operating income from this segment represented 19.2%, 11.8%, and 5.9%, of the Company's total results for the years ended December 31, 2001, 2000, and 1999, respectively. The Company's operating income from the Lifestyle Protection and Enhancement segment increased 74.3% in 2001 to $380 million, and increased 153.5% in 2000 from $86 million in 1999. The 2001 and 2000 increase is primarily attributable to growth in the aforementioned products offset by increased benefits and expenses.

Capital Resources and Liquidity

Statement of Financial Position

Total Investments. Total investments increased $5.6 billion or 8.6% to $71.0 billion at December 31, 2001 from $65.4 billion at December 31, 2000. This increase is primarily a result of net purchases of securities associated with operating cash flows and net cash provided by financing activities relating to investment contract issuances and redemptions including net investment income and other investing activities offset by a decrease in mortgage and other policy loans repayments and securitizations of certain financial assets as well as other decreases in short-term investments. See Note 3 to the Consolidated Financial Statements.

Separate Accounts Assets and Liabilities. Separate account assets and liabilities represent funds held and the related liabilities for the exclusive benefit of variable annuity and variable life contract holders. As of December 31, 2001, the Company held $9.2 billion of separate account assets. The decrease of $1.4 billion or 13.2%, from $10.6 billion at December 31, 2000 is primarily related to a decrease in overall market value of the underlying investment funds.

Future Annuity and Contract Benefits. Future annuity and contract benefits increased $4.5 billion or 7.8% to $62.2 billion at December 31, 2001 from $57.7 billion in December 31, 2000. The increase primarily resulted from growth in reserves related to sales of investment contracts, including GICs, funding agreements, and deferred annuities, partially offset by a reduction in future annuity and contract benefits as a result of the anticipated Toho surrenders.

Interest Rate and Currency Risk Management

     Interest rate changes may have temporary effects on the sale and profitability of the annuity, universal life, and other investment products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products. Also, the Company's insurance subsidiaries may be forced to adjust certain crediting rates on their lines of products in order to meet competitive pressures. The Company constantly monitors interest earnings on existing assets and yields available on new investments and sells policies and annuities that permit flexible and timely responses to interest rate changes as part of its management of interest spreads.

     Interest rate and currency risk management is important in the normal business activities of the Company. Derivative financial instruments are used by the Company to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates and currency exchange rates. As a matter of policy, the Company does not engage in derivatives trading, derivatives market-making, or other speculative activities. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in Notes 1, 9 and 14 to the Consolidated Financial Statements.

     The Company manages its exposure to changes in interest rates, in part, by funding its acquisitions with an appropriate mix of fixed and variable rate debt and its exposure to currency fluctuations principally by funding local currency denominated assets with debt denominated in those same currencies. It uses interest rate and currency swaps, swaptions, options and currency forwards to achieve lower borrowing costs. Substantially all of these derivatives have been designated as modifying interest rates and/or currencies associated with specific debt instruments.

     The Company is exposed to prepayment risk in certain of its business activities, such as in its investment portfolio and annuities activities. The Company uses interest rate swaps, swaptions and option-based financial instruments to mitigate prepayment risks. These instruments generally behave based on limits ("floors") on interest rate environment. These swaps, swaptions and option-based financial instruments are governed by the credit risk policies described below and are transacted in either exchange-traded or over-the-counter markets.

     The Company's established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. Substantially all derivative transactions are centrally executed by GE Capital's Treasury Department on the Company's behalf, which maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures.

     Counterparty credit risk is managed on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts due to the Company, typically as a result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

     All swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having an A-1/P-1 credit rating and the credit limit for these transactions is $150 million.

     Counterparty credit criteria                              Credit rating
                                                            -------------------
                                                                       Standard
                                                            Moody's    & Poor's
                                                            -------    --------
     Term of transaction
      Between one and five years .......................     Aa3          AA-
      Greater than five years ..........................     Aaa          AAA
     Credit exposure limits
      Up to $50 million ................................     Aa3          AA-
      Up to $75 million ................................     Aaa          AAA


     The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 2001 and December 31, 2000, there were no notional amounts of long-term derivatives for which the counterparty credit criteria was rated below Aa3/AA-.

     Following is an analysis of credit risk exposures as of December 31:

    Percentage of Notional Derivative Exposure by Counterparty Credit Rating
-------------------------------------------------------------------------------
Moody's/Standard & Poor's                                    2001   2000   1999
-------------------------                                    ----   ----   ----
Aaa/AAA ..................................................     99%    99%    89%
Aa/AA ....................................................      1%     1%    11%
A/A and below ............................................     --%    --%    --%

     The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for changes in interest rates and currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts.

..    One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities. Under this model, with all else constant, it is estimated that such a decrease, including repricing effects in the securities portfolio, would decrease the 2002 net earnings of the Company based on year-end 2001 positions by approximately $5.0 million.

..    One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 2001 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Company assets and liabilities denominated in other than their relevant functional currency. It is estimated that changes in currency exchange rates would reduce the 2001 net earnings of the Company based upon 2001 positions by an insignificant amount because the Company hedges substantially all of its foreign currency exchange exposures.

Statement of Changes in Shareholder's Interest

     Shareholder's interest increased $1.1 billion to $12.8 billion at December 31, 2001 from $11.7 billion at December 31, 2000. This increase was largely attributed to net income during the year of $1.3 billion partially offset by dividends declared of $25 million.

     Foreign currency translations adjustments decreased equity by $73 million in 2001. Changes in the foreign currency translation adjustment reflect the effects of changes in currency exchange rates on the Company's net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar.

     Adoption of SFAS No. 133 reduced equity by $148 million for the year ended December 31, 2001, including $351 million at the date of adoption. Further information about this accounting change is provided in Note 1 to the Consolidated Financial Statements.

Statement of Cash Flows

     The Company's cash and cash equivalents aggregated $1.7 billion at the end of 2001, up from $1.2 billion at year-end 2000. The Company generated $3.9 billion from operating activities, primarily as a result of an increase in future annuity and contract benefits. The Company also generated $2.8 billion in cash from financing activities primarily as a result of net proceeds from the issuance of investment contracts of $2.7 billion.

     The principal use of cash by the Company has been investing in assets to grow its business. These purchases of investments are related to the Company's asset/liability risk management policies and associated ongoing review of its investment portfolio positions which vary with market and economic conditions.

Liquidity

     The major debt rating agencies evaluate the financial condition of GE Financial Assurance by analyzing the Company's cash generating ability among other factors. The rating agencies continue to give GE Financial Assurance a long term credit rating of Aa3/A+ and a short term credit rating of A-1 / P-1.

     The major rating agencies also evaluate the insurer financial strength of GE Financial Assurance's insurance companies by analyzing cash generating ability to meet contractual obligations to policyholders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals, and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. In addition, to meet short-term variations in contractual obligations, the Company maintains cash and short-term investments. For insurer financial strength ratings of principal insurance subsidiaries see "Ratings".

     For the years ended December 31, 2001, 2000, and 1999 cash flows provided by (used in) operating and certain financing activities were $6,560 million, $(2,140) million, and $3,369 million, respectively. These amounts include net cash provided by financing activities relating to investment contract issuances accounted for as deposit liabilities under U. S. GAAP and redemptions of $2,667 million, $2,617 million, and $2,708 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

     The nature and quality of the various types of investments purchased by an insurance company must comply with the statutes and regulations imposed by the various jurisdictions in which those entities are incorporated. Following is a breakdown of the credit quality of the Company's fixed maturity portfolio at December 31, 2001.

                     BBB/Baa or above           87.6%
                     BB/Ba and below            3.4%
                     Not rated                  9.0%
                                               ------
                     Total Portfolio            100.0%
                                               ======

     Certain securities, such as private placements, have not been assigned a rating by any rating service and are, therefore, categorized as "not rated."

     Certain of the Company's products contain provisions for penalty charges for surrender of the policy. These charges range from 6.0% to 10.5% at policy origination and decrease to zero over predetermined periods ranging up to ten years. Certain of the Company's funding agreements have termination provisions. The Company has established a line of credit with its parent in an amount sufficient to provide liquidity in the event of an unusual level of early terminations.

     GE Financial Assurance's ability to pay dividends to its shareholder and meet its obligations, including debt service and operating expenses, primarily depends on receiving sufficient funds from its insurance subsidiaries. Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the Company's earned surplus are deemed extraordinary and require formal state insurance department approval. GE Financial Assurance's U.S. insurance company subsidiaries may pay $542 million in dividends to GE Financial Assurance in 2002 without obtaining regulatory approval. See "Insurance Regulation -- General Regulation at State Level."

     Off-balance sheet arrangements are used by the Company to improve liquidity and optimize allocation of the Company's investment portfolio. One of the most common forms of off-balance sheet arrangements is asset securitization. The Company uses GE Capital sponsored and third party entities to facilitate asset securitizations. As part of this strategy, management considers the relative risks and returns of its alternatives and predominately uses GE Capital sponsored entities. Management believes these transactions could be readily executed through third party entities at insignificant incremental cost.

     The discussion below describes GE Capital sponsored and qualifying special purpose entities.



     Structure. The Company's current securitization process uses entities that meet the accounting criteria for Qualifying Special Purpose Entities ("qualifying entities"). Among other criteria, a qualifying entity's activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. Under U.S. GAAP, entities meeting these criteria are not consolidated in the sponsor's financial statements. The Company sells selected financial assets to the qualifying entities. Examples to date have included policy loans and commercial mortgage loans. On the whole, the credit quality of such assets is equal to or higher than the credit quality of similar assets owned by the Company.

     Qualifying entities raise cash by issuing beneficial interests (rights to cash flows from the assets) primarily to GE Capital-sponsored special purpose entities that issue highly-rated commercial paper to third-party large institutional investors. GE Capital's sponsored special purpose entities use commercial paper proceeds to obtain beneficial interests in the financial assets of qualifying entities, including qualifying entities that have acquired financial assets from the Company, as well as financial assets originated by multiple third parties.

In accordance with its contractual commitments to the qualifying entities, the Company thoroughly underwrites and services the associated assets transferred by the Company. Support activities include ongoing review, credit monitoring and collection activities to ensure that the financial assets meet strict investment risk criteria the same support activities that the Company employs for its own assets.

     The following table summarizes the current balance of assets sold to qualifying entities by the Company.

December 31 (In millions)                     2001    2000
                                              ----    ----
Receivables-secured by:
Commercial Mortgage Loans                    $  492   $  -
Other receivables                               824    540
                                             -------------
                 Total receivables           $1,316   $540
                                             -------------

     Each of the categories of assets shown in the table above represents portfolios of assets that are highly-rated. Examples of each category follow: commercial mortgage loans - loans on diversified commercial property; other receivable - primarily policy loans.

     None of these GE Capital sponsored special purpose entities or qualifying entities are permitted to hold GE stock and there are no commitments or guarantees that provide for the potential purchase of GE stock. These entities do not engage in speculative activities of any description and are not used to hedge any GE positions. Under GE integrity policies, no Company employee or an employee of any other GE company is permitted to invest in any GE Capital sponsored or qualifying entity.

     Support. Financial support for certain qualifying entities is provided under credit support agreements, in which GE Financial Assurance provides limited recourse for a maximum of $42 million of credit losses in qualifying entities. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital.

     Management has extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these qualifying entities, the historically robust quality of commercial paper markets, the historical reliability of controls applied both to asset servicing and to activities in the credit markets, management believes that, under any reasonable future economic developments, the likelihood is remote that any such arrangements could have other than an inconsequential negative effect on the Company's operations, cash flows or financial position.

     Sales of securitized assets to qualifying entities may result in a gain or loss based on the difference between sale proceeds, the allocated carrying amount of net assets sold, the fair value of any servicing rights and an allowance for losses. Sales resulted in net gains on securitizations of approximately $145 million, $67 million, and $36 million in 2001, 2000, and 1999, respectively, and are included in net realized gains within the Company's consolidated statements of income.

     Accounting outlook. U.S. GAAP specifies the conditions that the Company observes in not consolidating qualifying entities. Accounting for special purpose entities is under review by the Financial Accounting Standards Board, and their non-consolidated status may change as a result of these reviews.

     Summary. The special purpose entities described above meet the Company's economic objectives for their use while complying with U.S. GAAP. In the event that accounting rules change in a way that adversely affects sponsored entities, alternative securitization techniques would likely serve as a substitute at insignificant incremental cost.

     Timing of contractual commitments at the Company, related to leases and debt, follow.

--------------------------------------------------------------------------------
($ In millions)                                 2002   2003   2004   2005   2006
--------------------------------------------------------------------------------
Commercial paper                                $1,463 $  -   $  -   $  -   $  -
Other                                               37  210     32     26     22

Critical Accounting Policies

High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Refer to Note 1 in the accompanying consolidated financial statements for discussion regarding the Company's accounting policies as they relate to the types of products offered. Specific risks for these critical accounting policies are described in the following paragraphs. For all these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and analysis on the financial health of and specific prospects for the issuer. The Company's debt and equity securities amounted to approximately $62 billion at year-end 2001. Gross unrealized gains and losses included in that carrying amount related to debt securities were $1,281 million and $1,711 million, respectively. Gross unrealized gains and losses of equity securities were $83 million and $102 million, respectively. Of those securities whose carrying amount exceeds fair value at year-end 2001, and based on application of the Company's accounting policy for impairments, approximately $400 million of portfolio value is at risk of being charged to earnings in 2002. The Company's actively performs comprehensive market research, monitors market conditions and segments its investments by credit risk in order to minimize impairment risks. Further information is provided in Notes 1 and 3 to the Consolidated Financial Statements.

Deferred acquisition costs and other intangible assets represent costs that are deferred or assets that are acquired and charged to expense in relation to the anticipated emergence of profits over the estimated lives of the underlying insurance contracts. Other intangible assets include assets acquired in purchase business combinations; principally, PVFP. As of year-end 2001, the Company has $8.9 billion in deferred acquisition costs and other intangible assets. Measurement of amortization expense for both deferred acquisition costs and other intangible assets is based on accepted actuarial methodologies and assumptions about mortality, morbidity, lapse rates and future yield on related investments. Management regularly reviews the potential for changes in these estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded amortization expense and to adjust underwriting criteria, product offerings, and compensation to the various channels of distribution. Further information on these assets is provided in Notes 1, 4 and 5 to the Consolidated Financial Statements.

Insurance liabilities and reserves differ for long and short duration insurance contracts. Measurement of long-duration insurance liabilities (such as term, whole life and long-term care insurance policies) is based on accepted actuarial techniques, which include required assumptions about mortality, lapse rates and future yield on related investments. Short duration contracts such as property and casualty policies are accounted for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported. Short duration contracts loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company's insurance liabilities, reserves and policyholder benefits totaled approximately $66 billion at year-end 2001. Management continually evaluates the potential changes in benefits and loss estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria and product offerings. Further information about insurance liabilities is provided in Notes 7 and 8 to the Consolidated Financial Statements.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and consolidation policy require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although no specific conclusion reached by these standard setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 to the Consolidated Financial Statements, Significant Accounting Policies, which discusses significant accounting policies that must be selected by management when there are acceptable alternatives.

New Accounting Standards

     See Note 1 (p) to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information about potential effects of changes in interest rates and currency exchange on the Company is discussed in the Interest Rate and Currency Risk Management section of Item 7.

                                     Item 8
                   Financial Statements and Supplementary Data
                                    Contents

             GE Financial Assurance Holdings, Inc. and Subsidiaries
                        Consolidated Financial Statements

                                                                                       Page
                                                                                       ----
Independent Auditors' Report..........................................................  39
Consolidated Balance Sheets...........................................................  40
Consolidated Statements of Income ....................................................  41
Consolidated Statements of Shareholder's Interest.....................................  42
Consolidated Statements of Cash Flows.................................................  43
Notes to Consolidated Financial Statements............................................  44
Independent Auditors' Report on Financial Statement Schedules.........................  77
Schedule II, Condensed Financial Information (Parent Company).........................  78
Schedule III, Supplemental Insurance Information......................................  82

                          Independent Auditor's Report

The Board of Directors
GE Financial Assurance Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its method of accounting for derivatives in 2001.

         As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for insurance-related assessments in 1999.

                                  /s/ KPMG LLP

Richmond, Virginia
January 15, 2002, except for Note 18 which is dated February 2, 2002

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
             (Dollar amounts in millions, except per share amounts)

                                                                              December 31,
                                                                            2001       2000
                                                                          --------   --------
Assets
  Investments:
   Fixed maturities available-for-sale, at fair value                     $ 60,968   $ 52,468
   Equity securities available-for-sale, at fair value
         Common stock                                                          702        809
         Preferred stock, non-redeemable                                       376        228
   Mortgage and other loans, net of valuation allowance of $144 and
    $164  at December 31, 2001 and 2000, respectively                        6,055      7,734
   Policy loans                                                              1,151      1,194
   Short-term investments                                                      389      1,693
   Other invested assets                                                     1,345      1,231
                                                                          --------   --------
    Total investments                                                       70,986     65,357
  Cash and cash equivalents                                                  1,741      1,163
  Accrued investment income                                                  1,384      1,179
  Deferred acquisition costs                                                 4,265      3,446
  Intangible assets                                                          4,684      5,289
  Reinsurance recoverable                                                    1,950      1,396
  Other assets                                                               2,756      3,668
  Separate account assets                                                    9,172     10,606
                                                                          --------   --------
         Total assets                                                     $ 96,938   $ 92,104
                                                                          ========   ========

Liabilities and Shareholder's Interest
Liabilities:
  Future annuity and contract benefits                                    $ 62,247   $ 57,705
  Liability for policy and contract claims                                   2,887      2,597
  Unearned premiums                                                            837        878
  Other policyholder liabilities                                               307        501
  Accounts payable and accrued expenses                                      5,539      5,043
  Short-term borrowings                                                      1,798      2,304
  Long-term debt                                                             1,143        699
  Separate account liabilities                                               9,172     10,606
                                                                          --------   --------
         Total liabilities                                                  83,930     80,333
Minority interest in and equity of consolidated subsidiaries                   253         51
Shareholder's interest:
 Net unrealized investment losses                                             (297)      (298)
 Derivatives qualifying as hedges                                             (168)        --
 Foreign currency translation adjustments                                      (28)        45
                                                                          --------   --------
 Accumulated non-owner changes in equity                                      (493)      (253)
 Common stock ($1 par value, 1,000 shares authorized, issued and
 outstanding)                                                                   --         --
 Additional paid-in capital                                                  6,953      6,953
 Retained earnings                                                           6,295      5,020
                                                                          --------   --------
         Total shareholder's interest                                       12,755     11,720
                                                                          --------   --------
         Total liabilities and shareholder's interest                     $ 96,938   $ 92,104
                                                                          ========   ========
See Notes to Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                          (Dollar amounts in millions)

                                                            Years Ended December 31,
                                                        -------------------------------
                                                          2001        2000       1999
                                                        --------    --------    -------
Revenues:
     Premiums                                           $  6,551    $  6,052    $ 4,142
     Net investment income                                 4,201       3,894      3,266
     Surrender fee income                                    358       1,253         56
     Net realized investment gains                           300         233        232
     Policy fees and other income                            831         931        667
                                                        --------    --------    -------

     Total revenues                                       12,241      12,363      8,363
                                                        --------    --------    -------

Benefits and expenses:
     Benefits and other changes in policy reserves         5,785       5,418      3,607
     Interest credited                                     1,671       1,497      1,298
     Commissions                                           1,138       1,236        858
     General expenses                                      1,928       2,118      1,458
     Amortization of intangibles, net                        489       1,227        345
     Change in deferred acquisition costs, net              (886)     (1,122)      (766)
     Interest expense                                        146         143         95
                                                        --------    --------    -------

       Total benefits and expenses                        10,271      10,517      6,895
                                                        --------    --------    -------

Income before income taxes, minority interest and
 cumulative effect of change in accounting
 principle                                                 1,970       1,846      1,468

Provision for income taxes                                   650         597        430
                                                        --------    --------    -------
Income before minority interest and cumulative effect
 of change in accounting principle                         1,320       1,249      1,038

Minority interest                                              5           6          4
                                                        --------    --------    -------
Income before cumulative effect of change in
 accounting principle                                      1,315       1,243      1,034

Cumulative effect of change in accounting principle,
 net of tax                                                  (15)         --         25
                                                        --------    --------    -------

Net income                                              $  1,300    $  1,243    $ 1,059
                                                        ========    ========    =======

See Notes to Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholder's Interest
             (Dollar amounts in millions, except per share amounts)

                                                                                       Accumulated
                                                                          Additional    Non-owner                  Total
                                                         Common Stock       Paid-in      Changes     Retained   Shareholder's
                                                       Shares    Amount    Capital      In Equity    Earnings      Interest
                                                       ----------------------------------------------------------------------
Balances at January 1, 1999(a)                          1,000      $--      $6,058      $   925      $ 3,142      $ 10,125
Changes other than transactions with shareholder:
Net income                                                 --       --          --           --        1,059         1,059
Net unrealized (losses) on investment securities(b)        --       --          --       (1,873)          --        (1,873)
Foreign currency translation adjustments                   --       --          --          147           --           147
                                                                                                                  --------
     Total changes other than transactions with
shareholder                                                                                                           (667)
                                                                                                                  --------
Contribution of The Signature Group                        --       --         885           --           --           885
                                                                                                                  --------
Dividends declared                                         --       --          --           --         (401)         (401)
                                                       -------------------------------------------------------------------
Balances at December 31, 1999                           1,000       --       6,943         (801)       3,800         9,942
Changes other than transactions with shareholder:
Net income                                                 --       --          --           --        1,243         1,243
Net unrealized gains on investment securities(b)           --       --          --          723           --           723
Foreign currency translation adjustments                   --       --          --         (175)          --          (175)

     Total changes other than transactions with
shareholder                                                                                                          1,791
                                                                                                                  --------
Contributed capital                                        --       --          10           --           --            10
                                                                                                                  --------
Dividends declared                                         --       --          --           --          (23)         (23)
                                                       -------------------------------------------------------------------
Balances at December 31, 2000                           1,000       --       6,953         (253)       5,020        11,720
Changes other than transactions with shareholder:
Net income                                                 --       --          --           --        1,300         1,300
Net unrealized gains on investment securities(b)           --       --          --            1           --             1
Cumulative effect on shareholder's interest of
adopting SFAS 133(c)                                       --       --          --         (351)          --          (351)
Derivatives qualifying as hedges                           --       --          --          183           --           183
Foreign currency translation adjustments                   --       --          --          (73)          --           (73)
                                                                                                                  --------
     Total changes other than transactions with
shareholder                                                                                                          1,060
                                                                                                                  --------
Dividends declared                                         --       --          --           --          (25)          (25)
                                                       -------------------------------------------------------------------
Balances at December 31, 2001                           1,000      $--      $6,953      $  (493)     $ 6,295      $ 12,755
                                                       ===================================================================

(a) These amounts have been restated to reflect the capital contribution of the Mortgage Insurers to the Company as more fully discussed in Note 1(a).

(b) Presented net of deferred taxes of $(27), $(304) and $926 in 2001, 2000 and 1999, respectively.

(c)  Presented net of deferred taxes of $204

See Notes to Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                          (Dollar amounts in millions)

                                                                             Years ended December 31
                                                                        --------------------------------
                                                                          2001        2000        1999
                                                                        --------------------------------
Cash flows from operating activities:
    Net income                                                          $  1,300    $  1,243    $  1,059
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Change in reserves                                                   3,268      (6,670)        626
      Charges assessed to policyholders                                     (312)       (247)       (208)
      Net realized investment gains                                         (300)       (233)       (232)
      Cumulative effect of change in accounting principle, net of tax         15          --         (25)
      Amortization of investment premiums and discounts                      (80)        (63)       (113)
      Amortization of intangibles, net                                       489       1,227         345
      Deferred income tax expense                                            484         415         130
      Change in certain assets and liabilities:
           Deferred acquisition costs                                       (886)     (1,122)       (766)
           Accrued investment income and other assets, net                    64        (111)       (832)
           Accounts payable, accrued expenses and other
             policy-related balances                                        (149)        804         677
                                                                        --------------------------------
                 Total Adjustments                                         2,593      (6,000)       (398)
                                                                        --------------------------------
         Net cash provided by (used in) operating activities               3,893      (4,757)        661
                                                                        --------------------------------
Cash flows from investing activities:

   Short term investment activity, net                                     1,304      (1,692)          4
   Proceeds from sales and maturities of investment securities and
    other invested assets                                                 22,019      10,987      10,082
   Principal collected on and securitizations of mortgage and policy
    loans                                                                  2,470       1,455         424
   Purchases of investment securities and other invested assets          (30,546)    (21,517)    (12,649)
   Mortgage and policy loan originations                                  (1,079)     (1,192)       (644)
   Payments for principal businesses purchased, net of cash acquired         (90)       (516)         83
                                                                        --------------------------------
         Net cash used in investing activities                            (5,922)    (12,475)     (2,700)
                                                                        --------------------------------

Cash flows from financing activities:
   Proceeds from issuance of investment contracts                          8,562       8,628       7,007
   Redemption and benefit payments on investment contracts                (5,895)     (6,011)     (4,299)
   Proceeds from short-term borrowings                                     2,834       3,410       2,639
   Payments on short-term borrowings                                      (2,794)     (3,168)     (2,916)
   Proceeds from long-term debt                                              488          --          --
   Net commercial paper borrowings (repayments)                             (551)      1,026         (17)
   Cash received upon completion of Toho Transfer                             --      13,176          --
   Proceeds from issuance by subsidiary of preferred stock                   200          --          --
   Dividend paid to shareholder, net of capital contribution                  --         (13)       (379)
                                                                        --------------------------------
         Net cash provided by financing activities                         2,844      17,048       2,035
                                                                        --------------------------------
 Effect of exchange rate changes on cash                                    (237)        686          72
                                                                        --------------------------------
            Net increase in cash and equivalents                             578         502          68
    Cash and equivalents at beginning of year                              1,163         661         593
                                                                        --------------------------------
    Cash and equivalents at end of year                                 $  1,741    $  1,163    $    661
                                                                        ================================

See Notes to Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

(1) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The accompanying consolidated financial statements include the historical operations and accounts of GE Financial Assurance Holdings, Inc. ("GE Financial Assurance") and its subsidiaries (together with GE Financial Assurance, the "Company"). Principal operating subsidiaries of the Company include General Electric Capital Assurance Company, First Colony Life Insurance Company, Federal Home Life Insurance Company, GE Life and Annuity Assurance Company, GE Edison Life Insurance Company ("GE Edison"), and GE Mortgage Insurance Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On June 1, 2001, GE Financial Assurance acquired through a capital contribution made by its sole shareholder, General Electric Capital Corporation ("GE Capital"), all of the outstanding voting securities of the following mortgage insurance companies: General Electric Mortgage Insurance Corporation, General Electric Mortgage Insurance Corporation of North Carolina, Private Residential Mortgage Insurance Corporation, GE Residential Mortgage Insurance Corporation of North Carolina, GE Mortgage Reinsurance Corporation of North Carolina, Sponsored Captive Re, Inc. and Verex Assurance, Inc. (together, the "Mortgage Insurers"). GE Residential Mortgage Insurance Corporation of North Carolina's wholly owned subsidiary, General Electric Home Equity Insurance Corporation of North Carolina, as an asset of its parent, was indirectly contributed.

     The contribution was made following the dissolution of GE Capital Mortgage Corporation ("GECMC"), the Mortgage Insurers' former parent company. GECMC was dissolved on June 1, 2001 in a tax-free liquidation under Section 332 of the Internal Revenue Code. In accordance with GECMC's Articles of Dissolution, the Mortgage Insurers, along with other former subsidiaries of GECMC, were distributed to GE Capital, GECMC's sole shareholder. Immediately following receipt of the distribution, GE Capital contributed the Mortgage Insurers to GE Financial Assurance. GE Financial Assurance, in turn, contributed the shares to GE Mortgage Holdings, LLC, a North Carolina limited liability company, of which GE Financial Assurance is the sole member.

     Since GE Financial Assurance and the Mortgage Insurers were under control of their common owner, GE Capital, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's Consolidated Financial Statements have been restated for all periods presented to include the results of operations, financial position and cash flows of the Mortgage Insurers as though they had always been a part of GE Financial Assurance.

     All of the outstanding common stock of the Company is owned by GE Capital, a wholly-owned subsidiary of General Electric Capital Services, Inc. ("GE Capital Services"), which in turn is wholly-owned, directly or indirectly, by General Electric Company.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

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

     (c) Products

     GE Financial Assurance is an insurance holding company that, through its subsidiaries, sells a variety of insurance and investment-related products almost entirely in North America and Japan. The Company's operations are in three business segments: (i) Wealth Accumulation and Transfer, (ii) Mortgage Insurance, and (iii) Lifestyle Protection and Enhancement.

     Wealth Accumulation and Transfer products are investment vehicles and insurance contracts intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death. The Company's principal product lines under the Wealth Accumulation and Transfer segment are deferred annuities (fixed and variable), immediate annuities (structured settlements and retirement), life insurance (universal, term, ordinary and group), guaranteed investment contracts
(GICs), and funding agreements.

     The Company's Mortgage Insurance product expands homeownership opportunities by providing coverage on residential first mortgages when individuals purchase homes with less than 20% down payment. Mortgage insurance also facilitates the sale of mortgage loans in the secondary mortgage market, providing increased liquidity to mortgage originators. If the homeowner defaults, mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution.

     Lifestyle Protection and Enhancement products are intended to protect accumulated wealth and income from the financial drain of unforeseen events. The Company's principal product lines under the Lifestyle Protection and Enhancement segment are long-term care insurance, accident and health insurance, personal lines of automobile insurance and income protection packages.

     The Company distributes its products through four primary channels: intermediaries (such as brokerage general agents ("BGAs"), banks, securities brokerage firms and financial planning firms); dedicated sales forces, who distribute certain of the Company's products on an exclusive basis, some of whom are not employees of the Company; worksites; and direct and affinity based marketing through e-commerce, telemarketing and direct mail.

     Certain of the Company's subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission and certain state securities laws. Certain of these products offer customers a guaranteed interest rate for a predetermined time period and subject customers to a market value adjustment on early

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

withdrawals. Other products offer customers numerous investment options, including, but not limited to, purchases of shares of various mutual funds.

     (d) Revenues

     Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification. Premiums on short-duration insurance contracts are reported as revenue over the terms of the related insurance policies. In general, earned premiums are calculated on a pro-rata basis or are recognized in proportion to expected claims. Premiums on long-duration insurance products are recognized as earned when due or, in the case of life contingent immediate annuities, when the contracts are issued. Premiums received under annuity contracts without significant mortality risk and premiums received on universal life products are not reported as revenues but as liabilities for future annuity and contract benefits. Mortgage insurance policies are amortized over the policy life in accordance with the expiration of risk. Surrender fee income consists of charges recognized as income when the policy is surrendered. Policy fees and other income consists primarily of insurance charges made against universal life contracts, club membership revenues, fees assessed against policyholder account values and commission income. Income protection package dues are recognized as income over the membership period. Charges to policyholder accounts for universal life cost of insurance is recognized as revenue when due. Variable product fees are charged to variable annuity and variable life policyholders based upon the daily net assets of the policyholder's account values and are recognized as revenue when charged.

     (e) Cash and Cash Equivalents

     Certificates, money market funds, and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Items with maturities greater than 90 days are included in short-term investments.

     (f) Investment Securities

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

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     Changes in the fair values of investments available-for-sale, net of the effect on deferred acquisition costs, present value of future profits, and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of shareholder's interest and, accordingly, have no effect on net income. Investment securities are regularly received for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are considered other than temporary are recognized in earnings through an adjustment to the amortized cost basis of the underlying securities. The Company engages in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned.

     Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using th retrospective method, whereby the amortized cost of the securities is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to investment income.

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

     Long-duration contracts - Acquisition costs include first-year commissions in excess of recurring renewal commissions, certain solicitation and printing costs, and certain support costs such as underwriting and policy issue expenses. For investment and universal life type contracts, amortization is based on the present value of anticipated gross profits from investments, interest credited, surrender and other policy charges, and mortality and maintenance expenses. Amortization is adjusted retroactively when current estimates of future gross profits to be realized are revised. For other long-duration insurance contracts, the acquisition costs are amortized in relation to the estimated benefit payments or the present value of expected future premiums.

     Short-duration contracts - Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies. Direct response marketing costs are amortized ratably over the expected life of the respective customer relationship.

     Income protection packages - Acquisition costs consist primarily of marketing costs and are amortized in proportion to the anticipated revenue to be recognized from club memberships.

     Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not considered recoverable, are charged to expense.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     (h) Intangible Assets

     Present Value of Future Profits - In conjunction with the acquisition of life insurance subsidiaries, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called the present value of future profits ("PVFP"), represents the actuarially determined present value of the projected future cash flows from the acquired policies.

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

     Goodwill - Goodwill is amortized over its estimated period of benefit on the straight-line method. No amortization period exceeds 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

     (i) Federal Income Taxes

     The Company's non-life insurance subsidiaries are included in the consolidated federal income tax return of General Electric Company. These subsidiaries are subject to a tax-sharing arrangement that allocates tax on a separate company basis, but provides group benefit for current utilization of losses and credits. The Company's U.S. life insurance subsidiaries file a consolidated life insurance federal income tax return and are also subject to a separate tax-sharing agreement, as approved by state insurance regulators, which also allocates tax on a separate Company basis but provides group benefit for current utilization of losses and credits.

     U.S. deferred taxes are allocated to individual subsidiaries by applying the asset and liability method of accounting for deferred income taxes. Intercompany balances are settled at least annually.

     The Company has not established any U.S. deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in significant foreign subsidiaries. The Company has elected to permanently reinvest the earnings of its material foreign subsidiaries. The Company's foreign subsidiaries record foreign income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income Taxes.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

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

     (m) Separate Accounts

     The separate account assets and liabilities represent funds held, and the related liabilities for, the exclusive benefit of the variable annuity and variable life contract holders. The Company receives mortality risk fees and administration charges from the variable mutual fund portfolios. The separate account assets are carried at fair value and are equal to the liabilities that represent the policyholders' equity in those assets.

     (n) Minority Interest in and Equity of Consolidated Subsidiaries

     Minority interest in and equity of consolidated subsidiaries includes $200 representing 200,000 shares of non-redeemable, cumulative preferred stock and certain ownership interests held by unrelated parties in other consolidated subsidiaries. The preferred stock, issued by a subsidiary to a related party in September 2001, has an annual dividend rate of 7.25%.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     (o) Accounting Changes

     At January 1, 2001, the Company adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133 all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. Further information about derivative instruments is provided in Note 14.

     At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows:

                                                                  Shareholder's
                                                    Earnings        Interest
                                                    --------        --------

Adjustment to fair value of derivatives (a)          $   (23)        $ (555)
Income tax effects                                         8            204
                                                    --------        -------
Total                                                $   (15)        $ (351)
                                                    ========        =======

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

     In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) reached a consensus on accounting for impairment of retained beneficial interests (EITF 99-20). Under this consensus, impairment of certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001, was not significant to the Company's operating results.

     See Note 12 for Change in Accounting for Insurance & Related Assessments in 1999.

     (p) Accounting Pronouncements Not Yet Adopted

     SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management has not yet determined the exact amount of goodwill impairment under these new standards, but believes the non-cash transition charge to earnings will be approximately $400 related to the Company's auto businesses and recognized in the first quarter of 2002. Amortization of goodwill will cease as of January 1, 2002, and thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment. The effect of the non-amortization provisions on 2002 operations will be affected by 2002 acquisitions and cannot be forecast, but if these rules had applied to goodwill in 2001, management believes that full-year 2001 net earnings would have increased by approximately $95.

(2) Acquisitions and Transfers

     On December 17, 2001, GE Financial Assurance acquired Centurion Capital Group ("Centurion") for approximately $90. Centurion is a west coast based asset management company.

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

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     In April 2000, the Company acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Life Mutual Insurance Company for approximately $284. Phoenix American Life Insurance Company, subsequently renamed GE Group Life Assurance Company, provides insurance and administrative services to small companies.

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

     In July 1999, in connection with Montgomery Ward Holding Corp.'s plan of reorganization under chapter 11 of the federal bankruptcy laws, GE Capital acquired The Signature Group ("Signature") from Montgomery Ward & Co. Incorporated. The acquisition was completed through a series of mergers involving various Signature companies and subsidiaries of the Company with the Company's subsidiaries being the surviving company in such mergers. The effect of the mergers was to cause Signature to become a subsidiary of GE Financial Assurance. The aggregate purchase price of $885 has been allocated to Signature assets acquired, including PVFP and value of consumer club business acquired of $122 and $297, respectively, and to liabilities assumed, including liability for policy and contract claims of $144, based upon their respective fair values at the date of the acquisition, and a corresponding amount has been recorded as an increase to additional paid in capital, reflecting the mergers of the Signature companies into subsidiaries of the Company.

     Each of the above referenced acquisitions has been accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements reflect the corresponding results of operations from the respective dates of acquisition (or date of the Transfer). The Company has reflected its initial allocation of purchase price based on their estimated fair values according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuation is finalized.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

(3)  Investment Securities

     (a)  General

     For the years ended December 31, the sources of investment income of the Company were as follows:

                                            2001           2000          1999
                                          --------       -------        -------

Fixed maturities                          $ 3,571        $ 3,267        $ 2,873
Equity securities                              35             26             28
Mortgage loans                                470            448            260
Policy loans                                   73             93            102
Other                                          67             81             16
                                          -------------------------------------

Gross investment income                     4,216          3,915          3,279
Investment expenses                           (15)           (21)           (13)
                                          -------------------------------------

Net investment income                     $ 4,201        $ 3,894        $ 3,266
                                          =====================================

     For the years ended December 31, sales proceeds and gross realized investment gains and losses resulting from the sales of investment securities available-for-sale were as follows:

                                            2001           2000          1999
                                          --------       -------        -------

Sales proceeds                            $ 17,280       $ 7,018        $ 5,425
                                          =====================================
Gross realized investment:
   Gains                                       830           425            413
   Losses                                     (530)         (192)          (181)
                                          -------------------------------------

Net realized investment gains             $    300       $   233        $   232
                                          =====================================

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

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

                                                                                     2001     2000     1999
                                                                                    -----    -----    -------
Net unrealized gains (losses) on available-for-sale investment securities before adjustments:
   Fixed maturities                                                                 $(430)   $(631)   $(1,931)
   Equity securities                                                                  (19)      98        118
   Other invested assets                                                              (72)     (25)         1
                                                                                    -------------------------

      Subtotal                                                                       (521)    (558)    (1,812)

Adjustments to the present value of future profits and deferred acquisition costs      60       69        234
Deferred income taxes, net                                                            164      191        557
                                                                                    -------------------------

   Net unrealized losses on available-for-sale investment securities                $(297)   $(298)   $(1,021)
                                                                                    =========================

     The change in the net unrealized gains (losses) on investment securities reported in the accumulated non-owner changes in equity is as follows:

                                                                                   2001     2000       1999
                                                                                  -----    -------    -------
Net unrealized gains (losses) on investment securities - beginning of year        $(298)   $(1,021)   $   852
Unrealized gains (losses) on investment securities - net of deferred taxes of
  $(137), $(386), and $845                                                          205        782     (1,810)
Reclassification adjustments - net of deferred taxes of $110, $82, and $81         (204)       (59)       (63)
                                                                                  ---------------------------

Net unrealized loss on investment securities - end of year                        $(297)   $  (298)   $(1,021)
                                                                                  ===========================

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     At December 31, the amortized cost, gross unrealized gains and losses, and fair value of the Company's fixed maturities and equity securities available-for-sale were as follows:

                                                           Gross        Gross
                                            Amortized   Unrealized   Unrealized     Fair
                                               Cost        Gains       Losses      Value
                                            ---------   ----------   ----------   -------
2001
----
Fixed maturities:
   U.S. government and agencies              $   933      $   14      $   (30)    $   917
   State and municipal                         3,652          99          (35)      3,716
   Foreign government                          1,418          45          (20)      1,443
   Foreign corporate                           6,367         125         (168)      6,324
   U.S. corporate                             38,343         739       (1,414)     37,668
   Mortgage and asset-backed                  10,685         259          (44)     10,900
                                            ---------------------------------------------
      Total fixed maturities                  61,398       1,281       (1,711)     60,968
Common and non-redeemable preferred stock      1,097          83         (102)      1,078
                                            ---------------------------------------------
      Total available-for-sale securities    $62,495      $1,364      $(1,813)    $62,046
                                            =============================================

                                                           Gross        Gross
                                            Amortized   Unrealized   Unrealized     Fair
                                               Cost        Gains       Losses      Value
                                            ---------   ----------   ----------   -------
2000
----
Fixed maturities:
   U.S. government and agencies              $ 1,530      $    9      $   (38)    $ 1,501
   State and municipal                         3,376         109          (31)      3,454
   Foreign government                          1,386          49          (68)      1,367
   Foreign corporate                           5,328         149          (95)      5,382
   U.S. corporate                             33,152         371       (1,308)     32,215
   Mortgage and asset-backed                   8,327         231           (9)      8,549
                                            ---------------------------------------------
      Total fixed maturities                  53,099         918       (1,549)     52,468
Common and non-redeemable preferred stock        939         217         (119)      1,037
                                            ---------------------------------------------
      Total available-for-sale securities    $54,038      $1,135      $(1,668)    $53,505
                                            =============================================

     The scheduled maturity distribution of the fixed maturity portfolio at December 31, 2001 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized        Fair
                                                            Cost          Value
                                                         ---------       -------

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

Due in one year or less                                   $   624        $   624
Due one year through five years                             8,585          8,686
Due five years through ten years                           15,092         15,217
Due after ten years                                        26,412         25,541
                                                          ----------------------
      Subtotal                                             50,713         50,068
Mortgage and asset-backed securities                       10,685         10,900
                                                          ----------------------
      Totals                                              $61,398        $60,968
                                                          ======================

     At December 31, 2001, $9,193 of the Company's investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

     At December 31, 2001, approximately 24%, 19% and 14% of the Company's investment portfolio is comprised of securities issued by the manufacturing, utility and financial industries, respectively, the vast majority of which are rated investment grade. No other industry group comprises more than 10% of the Company's investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

     At December 31, 2001, the Company did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder's interest.

     The credit quality of the fixed maturity portfolio at December 31 follows. The categories are based on the higher of the ratings published by Standard & Poor's or Moody's.

                                             2001                   2000
                                             ----                   ----
                                     Fair Value   Percent   Fair Value   Percent
                                     ----------   -------   ----------   -------

Agencies and treasuries                $ 2,599      4.3%      $ 4,076      7.8%
AAA/Aaa                                 11,919     19.5%        9,757     18.6%
AA/Aa                                    8,721     14.3%        6,920     13.2%
A/A                                     16,089     26.4%       12,199     23.3%
BBB/Baa                                 14,072     23.1%       12,212     23.3%
BB/Ba                                    1,446      2.4%        1,500      2.8%
B/B                                        510      0.8%          684      1.3%
CCC/Caa                                    135      0.2%           21       --%
Not rated                                5,477      9.0%        5,099      9.7%
                                     -------------------------------------------
Totals                                 $60,968    100.0%      $52,468    100.0%
                                     ===========================================

     Bonds with ratings ranging from AAA/Aaa to BBB-/Baa3 are generally regarded as investment grade securities. Some agencies and treasuries (that is, those securities issued by the United States government or an agency thereof) are not rated, but all are considered to be investment grade securities. Finally, some securities, such as private placements, have not been assigned a rating by any rating service and are therefore categorized as "not rated." This has neither positive nor negative implications regarding

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

the value of the security.

     At December 31, 2001 and 2000, there were fixed maturities in default (issuer has missed a coupon payment or entered bankruptcy) with a fair value of $86 and $65, respectively.

     (b)  Mortgage and Other Loans

     At December 31, 2001 and 2000, the Company's U.S. mortgage loan portfolio consisted of first mortgage loans on commercial real estate properties of 1,731 and 1,714, respectively. The loans, which are originated by the Company through a network of mortgage bankers, are made on completed, leased properties and generally have a maximum loan-to-value ratio of 75% at the date of origination.

     At December 31, 2001 and 2000, respectively, the Company held $1,011 and $1,001 in U.S. mortgages secured by real estate in California, comprising 17% and 13% of the total mortgage portfolio. For the years ended December 31, 2001, 2000 and 1999, respectively, the Company originated $237, $267 and $201 of mortgages secured by real estate in California, which represent 22%, 19% and 23% of the Company's total U. S. originations for those years.

     As of December 31, 2001 and 2000, the Company was committed to fund $120 and $103, respectively, in U. S. mortgage loans.

     As a part of the comprehensive transfer the assets of Toho to GE Edison in March 2000, the Company acquired certain individual and corporate loans having a value of $1,643 and $3,328 at December 31, 2001 and 2000, respectively. The loan portfolio consisted of 89% and 68% of loans to banks, large listed companies, and local or foreign governments at December 31, 2001 and 2000, respectively. Of these loans, 10% and 26% were with Japan's four largest banks at December 31, 2001 and 2000, respectively.

     "Impaired" loans are defined under GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases, or large groups of smaller-balance homogeneous loans, and therefore applies principally to the Company's commercial loans.

     Under these principles, the Company may have two types of "impaired" loans: loans requiring allowances for losses (none as of December 31, 2001 and 2000) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($11 and $12, as of December 31, 2001 and 2000, respectively). Average investment in impaired loans during 2001, 2000 and 1999 was $12, $17 and $15, respectively and interest income recognized on these loans while they were considered impaired was $1, $1 and $3, respectively.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     The following table presents the activity in the allowance for losses during the years ended December 31:

                                                         2001     2000     1999
                                                        ------   ------   -----

Balance at January 1                                    $ 164    $  71     $ 65
Transfers                                                 (14)     122       --
Provision (benefit) charged (credited) to operations        9      (26)       7
Amounts written off, net of recoveries                     (2)      (3)      (1)
Impact of foreign currency translation                    (13)     --        --
                                                        -----------------------
Balance at December 31                                  $ 144    $ 164     $ 71
                                                        =======================

     During 2000, as part of its ongoing analysis of exposure to losses arising from mortgage loans, the Company recognized a $33 reduction in its allowance for losses.

(4)  Deferred Acquisition Costs

     Activity impacting deferred acquisition costs for the years ended December 31, was as follows:

                                                            2001       2000        1999
                                                           -------    -------    -------
Unamortized balance at January 1                           $ 3,408    $ 2,318    $ 1,524
   Impact of foreign currency translation                      (50)       (32)        28
   Costs deferred                                            1,393      1,674      1,107
   Amortization, net                                          (507)      (552)      (341)
                                                           -----------------------------
Unamortized balance at December 31                           4,244      3,408      2,318
   Cumulative effect of net unrealized investment losses        21         38        105
                                                           -----------------------------
Balance at December 31                                     $ 4,265    $ 3,446    $ 2,423
                                                           =============================

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

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     The following table presents the activity in PVFP for the years ended December 31:

                                                                        2001       2000      1999
                                                                      -------    -------    -------
Unamortized balance at January 1                                      $ 2,531    $ 1,518    $ 1,608
   Acquisitions                                                          (154)     1,985        134
   Impact of foreign currency translation                                 (81)        37         --
   Interest accreted at 3.4% in 2001, 4.9% in 2000 and 4.9% in 1999        76         88         78
   Amortization                                                          (400)    (1,097)      (302)
                                                                      -----------------------------
Unamortized balance at December 31                                      1,972      2,531      1,518
   Cumulative effect of net unrealized investment losses                   39         31        129
                                                                      -----------------------------
Balance at December 31                                                $ 2,011    $ 2,562    $ 1,647
                                                                      =============================

     The estimated percentage of the December 31, 2001 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

2002                                                        13.5%
2003                                                        10.8%
2004                                                         9.0%
2005                                                         7.6%
2006                                                         6.3%


     Goodwill

     At December 31, 2001 and 2000, total unamortized goodwill was $2,421 and $2,464, respectively, which is presented net of accumulated amortization of $506 and $389, respectively. Goodwill amortization was $122, $108, and $88 for the years ended December 31, 2001, 2000 and 1999, respectively.

(6)  Reinsurance

     Certain policy risks are reinsured with other insurance companies to limit the amount of loss exposure and to comply with regulatory requirements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. In the event that the reinsurers would be unable to meet their obligations, the Company remains liable for the reinsured claims. The Company monitors both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. The Company

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

does not have significant concentrations of reinsurance with any one reinsurer that could have a material impact on its results of operations.

     The Company participates in the Special Pool Risk Administrators "SPRA Pool" which covers individual life and accidental death exposures. The pool covers the Company's exposure with one insurance subsidiary acting as the agent for a group of six of the Company's other insurance subsidiaries. The Company has an 8.2% overall participation in the SPRA Pool which could result in a maximum loss to the Company of approximately $10 million on a per event basis.

     The maximum amount of individual ordinary life insurance normally retained by the Company on any one life policy is $1. Net life insurance in force as of December 31 is summarized as follows:

                                           2001          2000           1999
                                         --------      ---------     -----------
Direct life insurance in force           $ 534,369     $ 515,742     $ 337,892
Amounts ceded to other companies          (111,989)     (113,866)     (111,193)
Amounts assumed from other companies        39,578        30,751        28,345
                                         ---------------------------------------
Net life insurance in force              $ 461,958     $ 432,627     $ 255,044
                                         =======================================
Percentage of amount assumed to net              9%            7%           11%
                                         =======================================

     The effects of reinsurance on premiums written and earned for the years ended December 31 were as follows:

                                                 Written                           Earned
                                                 -------                           ------
                                        2001       2000      1999        2001       2000       1999
                                      -------    -------    -------     -------    -------    -------
Direct                                $ 6,177    $ 5,752    $ 4,239     $ 6,222    $ 5,822    $ 4,232
Assumed                                   947        738        392         951        722        399
Ceded                                    (610)      (468)      (448)       (622)      (492)      (489)
                                      -----------------------------     -----------------------------
Net premiums                          $ 6,514    $ 6,022    $ 4,183     $ 6,551    $ 6,052    $ 4,142
                                      =============================     =============================
Percentage of amount assumed to net                                          15%        12%        10%
                                                                        =============================

     Reinsurance recoveries recognized as a reduction of benefits amounted to $451, $394 and $300 during 2001, 2000 and 1999, respectively.

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

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

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

     The following chart summarizes the major assumptions underlying the Company's recorded liabilities for future annuity and contract benefits:

                                                                                        December 31,
                                                      Mortality/                        ------------
                                         Withdrawal   Morbidity     Interest Rate
                                         Assumption   Assumption     Assumption        2001       2000
                                         ----------   ----------   ---------------   --------   --------
Investment contracts                        N/A           N/A            N/A         $ 29,299   $ 24,475

Limited-payment contracts                   None          (a)       3.3% - 11.3%       11,024     10,145

Traditional life insurance contracts      Company
                                         experience       (b)       5.5% - 7.5%(e)     11,903     14,128

Universal life-type contracts               N/A           N/A            N/A            5,280      4,557

Accident and health                       Company                  7.5% grading to
                                         experience       (c)           4.75%             336        630

Long-term care                            Company
                                         experience       (d)        4.5% - 7.0%        4,027      3,415

Mortgage insurance(f)                       N/A           N/A            N/A              378        355
                                                                                     -------------------
Total future annuity and contract
  benefits                                                                           $ 62,247   $ 57,705
                                                                                     ===================

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

(c) The 1958 and 1980 Commissioner's Standard Ordinary Tables, 1964 modified and 1987 Commissioner's Disability Tables and Company experience.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

(d) The 1983 Individual Annuitant Mortality Table or 1980 Commissioner's Standard Ordinary Table and the 1985 National Nursing Home Study and Company experience.

(e) Interest rate assumptions for the Company's Japanese operations range from 1.5% to 2.4%.

(f) Mortgage Insurance contract liabilities are based on the estimated frequency and severity of known and unreported loan delinquencies.

(8) Liability for Policy and Contract Claims

     Changes in the liability for policy and contract claims for the years ended December 31 are summarized as follows:

                                                    2001       2000       1999
                                                  -------    -------    ------

Balance at January 1                              $ 2,597    $ 1,886    $ 1,697
Less reinsurance recoverables                        (234)      (223)      (221)
                                                  -----------------------------
      Net balance at January 1                      2,363      1,663      1,476
                                                  -----------------------------

Balances from Acquisitions and Transfers               --        219        154
Incurred related to insured events of:
   Current year                                     4,978      3,552      1,932
   Prior years                                        (35)       (42)       (27)
                                                  -----------------------------
      Total incurred                                4,943      3,510      1,905
                                                  -----------------------------
Paid related to insured events of:
   Current year                                    (3,719)    (2,046)    (1,049)
   Prior years                                       (987)      (902)      (829)
                                                  -----------------------------
      Total paid                                   (4,706)    (2,948)    (1,878)
                                                  -----------------------------
Foreign currency translation                          (48)       (81)         6
                                                  -----------------------------
Net balance at December 31                          2,552      2,363      1,663
Add reinsurance recoverables                          335        234        223
                                                  -----------------------------
      Balance at December 31                      $ 2,887    $ 2,597    $ 1,886
                                                  =============================

For each of the three years presented above, the change in prior years incurred liabilities primarily relates to positive development in claims incurred but not reported for private passenger automobile insurance. In general, the Company's insurance contracts are not subject to premiums experience adjustments as a result of prior-year effects.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

(9)  Borrowings

     (a)  Long-Term Debt

Total long-term borrowings at December 31, 2001 and 2000 were as follows:

                                           2001
                                         Average
                                           Rate    Maturities    2001    2000
                                         -------   ----------   ------   ----
Global Debt (Non-U.S)                     2.75%       2011      $  464   $ --
Guaranteed Notes (Non-U.S)                2.25%       2008          84     84
Subordinated Notes (Non-U.S)              2.64%       2008         440    440
First Colony Life Ins. Co. Senior Notes   6.63%       2003         175    175
                                                                ------   ----
                                                                $1,163   $699
Foreign Currency Loss                                              (20)    --
                                                                ------   ----
Total                                                           $1,143   $699
                                                                ======   ====


     (b)  Short-Term Borrowings

Total short-term borrowings at December 31, 2001 and 2000, consisted of the following:

                                             2001                2000
                                            ------              ------
                                                     Average            Average
                                            Amount   Rate (a)   Amount  Rate (a)
                                            ------   --------   ------  --------

Commercial Paper                            $1,463    1.95%    $2,013    6.50%
Short term line of credit with GE Capital      285    2.80%       245    6.94%
Other                                           50                 46
                                            ------             ------
Total                                       $1,798             $2,304
                                            ======             ======

(a) Based on year-end balances and year-end local currency rates

     (c)  General

     Borrowings of the Company are addressed as follows from two perspectives - liquidity and interest rate risk management.

Liquidity

     Liquidity requirements of GE Financial Assurance are principally met through dividends from its insurance subsidiaries, the Commercial Paper program and credit line. At December 31, 2001, the Company has a credit line of $2,500 with GE Capital.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

Interest rate risk

     A variety of instruments, including interest rate and currency swaps and currency forwards (for further discussion see Note 14), are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

     The following table shows the Company's borrowing positions at December 31, 2001 and 2000, considering the effects of swaps.

                                                2001                      2000
                                        --------------------------       ------
                                        Amount    Average Rate (c)       Amount
                                        ---------------------------------------

Short term (a)                          $  690         2.19%             $  635
Long term (b)                            2,251         4.55%              2,368
                                        ------                           ------
Total                                   $2,941                           $3,003
                                        ======                           ======

(a)  Includes commercial paper and other short term debt.

(b) Includes fixed rate borrowings and $1.1 billion ($1.7 billion in 2000) notional long-term interest rate swaps that effectively convert the floating-rate nature of short term borrowings into fixed rate borrowings.

(c)  Based on year-end balances and year-end local currency rates.

At December 31, 2001 swap maturities ranged from 2002 to 2012.

(10) Income Taxes

     The total provision for income taxes for the years ended December 31 consisted of the following components:


                                                               2001      2000      1999
                                                              -----     -----     -----


Current federal income tax provision                          $ 249     $  31     $ 299
Deferred federal income tax provision                           313       484       132
                                                              -------------------------
      Subtotal - federal provision                              562       515       431
                                                              -------------------------
Current state income tax benefit                                 (6)       (7)       (2)
Deferred state income tax provision                               1         3         1
                                                              -------------------------
      Subtotal - state benefit                                   (5)       (4)       (1)
                                                              -------------------------
Current foreign income tax provision                            (77)      158         3
Deferred foreign income tax (benefit)                           170       (72)       (3)
                                                              -------------------------
      Subtotal--Foreign income tax provision (benefit)           93        86        --
                                                              -------------------------
      Total income tax provision                              $ 650     $ 597     $ 430
                                                              =========================

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     The reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                                        2001     2000      1999
                                                        ----     ----     -----

Statutory U.S. federal income tax rate                  35.0%    35.0%    35.0%
State income tax, net of federal income tax effect      (0.2)    (0.1)    (0.1)
Non-deductible goodwill amortization                     1.0      1.0      1.0
Sale of minority interest                                 --       --     (3.5)
Tax exempt income                                       (2.7)    (2.8)    (3.1)
Other, net                                              (0.1)    (0.8)      --
                                                        -----------------------
      Effective rate                                    33.0%    32.3%    29.3%
                                                        =======================

     The components of the net deferred income tax liability at December 31 are as follows:


                                                            2001         2000
                                                          -------      --------

     Assets:
     Net unrealized losses on investment securities       $   164      $   191
     Future annuity and contract benefits                   1,368        1,313
     Guaranty association (refunds) assessments                --           (3)
     Net operating loss carryforwards                          --            8
     Net unrealized losses on derivatives                      92          --
     Other                                                    103           95
                                                          --------------------
           Total deferred income tax assets                 1,727        1,604
                                                          --------------------

     Liabilities:

     Investments                                              (82)        (217)
     Present value of future profits                         (464)        (376)
     Deferred acquisition costs                            (1,135)        (629)
     Statutory contingency reserve                           (652)        (521)
     Other                                                    (87)        (142)
                                                          --------------------
           Total deferred income tax liabilities           (2,420)      (1,885)
                                                          --------------------
           Net deferred income tax liability              $  (693)     $  (281)
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

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     Federal income tax law allows mortgage guaranty insurance companies to deduct from current taxable income amounts added to statutory contingency loss reserves required by state law or regulation, subject to certain limitations. This federal tax deduction is permitted only to the extent that U.S. Mortgage Guaranty Insurance Company Tax and Loss Bonds ("Tax and Loss Bonds") are purchased in the amount of the tax benefit attributable to the deduction. Tax and Loss Bonds are non-interest bearing and mature ten years from the designated issue date. Unrecaptured amounts previously deducted for statutory contingency loss reserves must be included in federal taxable income in the tenth subsequent tax year.

     The Company paid $140 and $35 for federal and state taxes in 2001 and 1999 and received a refund of $(57) for federal and state income taxes during 2000.

(11) Related Party Transactions

     At December 31, 2001 and 2000, long term debt included a note receivable from GE Capital with a balance of $175. This note bears interest at 6.625% and matures in August 2003.

     At December 31, 2001 and 2000, long term debt included a note payable to affiliates with a balance of $27. The note bears interest at 2.25% and matures in April 2008. In addition a guarantee fee of 0.50% is being paid annually to GE Capital as guarantor.

     At December 31, 2001 and 2000, long-term debt included a note payable to GE Capital with a balance of $440. This note bears interest at an effective fixed rate of 2.64% and matures in March 2008.

     At December 31, 2001 and 2000, the Company had a line of credit with GE Capital that has an aggregate borrowing line of $2,500 with balances of $332 and $291, respectively.

     The Company also invests in certain short-term notes issued by GE Capital. These investments yield market rates. Interest earned on these notes was $0, $3 and $1 for the years ended December 31, 2001, 2000 and 1999, respectively. There were no investments in short-term notes at December 31, 2001, and investments were $97 and $0 at December 31, 2001 and 2000, respectively.

     During 2001, 2000 and 1999, the Company paid $24, $36 and $2, respectively, to GE Capital for certain computer services fees.

     During 2001, 2000 and 1999, the Company received $21, $21 and $3 of premiums from various GE affiliates for providing long-term-care insurance.

     Under an agreement with a non-consolidated affiliate, the Company's Mortgage Insurance segment sells properties acquired through claim settlement at a price equal to the property's fair value times an agreed upon price factor. During the years ended 2001 and 2000, proceeds from these transactions were $11 and $17, respectively.

     The Company's Mortgage Insurance segment provides primary mortgage insurance coverage and other services to a non-consolidated affiliate. During the years ended 2001, 2000 and 1999, proceeds from these services were $14, $18 and $22, respectively.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

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

     Similar to the U.S., Japanese insurers are assessed for expenses relating to the resolution of insolvent insurance companies. In making a determination of its exposure to future insolvency assessments, GE Edison has made an evaluation of the current insolvencies considering information about their resolution which is publicly available. Based upon that assessment, GE Edison has concluded that it has adequately provided for future assessments arising from insolvencies existing at December 31, 2001.

     Effective January 1, 1999, the Company adopted SOP No. 97-3 and has reported the effect of this adoption as a cumulative effect of a change in accounting principle, which served to increase 1999 net income by $25 (net of income taxes of $14).

(13) Litigation

     The Company is a defendant in various litigation considered to be in the normal course of business. The Company believes that the outcome of such litigation will not have a material effect on its financial position or results of operations.

(14) Fair Value of Financial Instruments

     Assets and liabilities that are reflected in the Consolidated Financial Statements at fair value are not included in the following disclosures; such items include cash and cash equivalents, investment securities, separate accounts and beginning in 2001, derivative financial instruments. Other assets and liabilities - those not carried at fair value - are discussed in the following pages. Apart from certain borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although management has made every effort to develop the fairest representation of fair value for this section, it would be unusual if the estimates could actually have been realized at December 31, 2001 or 2000.

     A description of how fair values are estimated follows:

Borrowings. Based on market quotes or comparables.

Mortgage loans. Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

Investment contract benefits. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

Insurance - credit life. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a current market rate.

All other instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

     Information about certain financial instruments that were not carried at fair value at December 31, 2001 and 2000, is summarized as follows:

                                                 December 31, 2001                    December 31, 2000
                                          --------------------------------     --------------------------------
                                                      Assets(Liabilities)                  Assets(Liabilities)
                                                     ---------------------                ---------------------
                                          Notional   Carrying   Estimated      Notional   Carrying   Estimated
(in millions)                              Amount     Amount    Fair Value      Amount     Amount    Fair Value
                                          --------------------------------     --------------------------------
Assets:
   Mortgage loans                             (a)    $  6,055    $  6,186         (a)     $  7,734    $  8,025
   Other financial instruments                (a)         200         200         (a)           19          19

Liabilities:
   Borrowings and related instruments:
      Borrowings (b)(c)                       (a)      (2,941)     (2,940)        (a)        3,003       3,004
      Investment contract benefits             --     (29,299)    (29,059)         --      (24,475)    (23,066)
   Insurance - credit life                1,342         (69)        (69)       2,152        (110)       (110)
   Performance guarantees, principally
      letters of credit                        42          --          --            6          --          --
Other firm commitments:
      Ordinary course of business lending
      commitments                             120          --          --          103          --          --

(a)  These financial instruments do not have notional amounts.

(b)  See Note 9.

(c)  Includes effects of interest rate and currency swaps.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

Derivatives and Hedging. The Company's global activities routinely deal with fluctuations in interest rates, in currency exchange rates and other asset prices. The Company follows GE and GE Capital's strict policies to managing each of these risks, including prohibition on derivatives trading, derivatives market-making or other speculative activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

     On January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as discussed in Note 1. The paragraphs that follow provide additional information about derivatives and hedging relationships in accordance with SFAS 133.

Cash flow hedges. Under SFAS 133, cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, the Company often borrows funds at a variable rate of interest. If the Company needs these funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, if a fixed rate loan is made, the Company will contractually commit to pay a fixed rate of interest to a counterparty who will pay the Company a variable rate of interest (an "interest rate swap"). This swap will then be designated as a cash flow hedge of the associated variable rate borrowing. If, as would be expected, the derivative is perfectly effective in offsetting variable in the borrowing, change in its fair value are recorded in a separate component of equity and released to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided below.

     The Company uses currency forwards and interest rate and currency swaps, to optimize investment returns and borrowing costs. For example, currency swaps and non-functional currency borrowings together provide lower funding costs than could be achieved by issuing debt directly in a given currency.

     Adoption of SFAS 133 resulted in a reduction of shareholder's interest of $351 at January 1, 2001. Of that amount $183 was transferred to earnings in 2001 along with the earnings effects of the related forecasted transaction for no net impact on earnings. At December 31, 2001, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $168, of which $90 was expected to be transferred to earnings in 2002 along with the earnings effects of the related forecasted transactions in 2002. In 2001, there were no forecasted transactions that failed to occur. At December 31, 2001, the term of derivative instruments hedging forecasted transactions except those related to variable interest on existing financial instruments, was zero.

Fair value hedges. Under SFAS 133, fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, the Company will use an interest rate swap in which it receives a fixed rate of interest and pays a variable rate of interest to change the cash flow profile of a fixed rate borrowing to match the variable rate financial asset that it is funding. Changes in fair value of derivatives designated and effective as fair value hedges are recorded in earnings and are offset by corresponding changes in the fair value of the hedged item.

     The Company uses interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effect of interest rate and currency exchange rate changes on local and non functional currency denominated fixed rate borrowings and certain types of fixed rate assets. Equity options are used to hedge price changes in the Company's equity indexed annuity liabilities.

Net investment hedges. The net investment hedge designation under SFAS 133 refers to the use of

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, such exposures are managed using currency forwards and currency swaps.

Derivatives not designated as hedges. SFAS 133 specifies criteria that must be met in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. The Company uses derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. The Company also will occasionally receive derivatives, such as equity warrants, in the ordinary course of business. Under SFAS 133, derivatives that do not qualify for hedge accounting are marked to market through earnings.

The Company uses option contracts, including floors, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of liabilities. For example, the Company uses equity options to hedge the risk of changes in equity prices embedded in insurance liabilities associated with certain annuity contracts. Although these instruments are considered to be derivatives under SFAS 133, their economic risk is similar to, and managed on the same basis as other equity instruments held by the Company.

Earnings effects of derivatives. The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, "effectiveness" refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under SFAS 133 whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments used by the Company. Earnings effects of such items are shown in the following table as "amounts excluded from the measure of effectiveness."

December 31, 2001 (In millions)                         Cash flow   Fair value
                                                          hedges      hedges
                                                        ---------   ----------
Ineffectiveness......................................   $   0.3     $   5.1
Amounts excluded from the measure of effectiveness...         -           -

At December 31, 2001, the fair value of derivatives in a gain position and recorded in "All other assets" is $164 and the fair value of derivatives in a loss position and recorded in "All other liabilities" is $1,202.

The following table provides fair value information about derivative instruments for the year 2000. Following adoption of SFAS No. 133 on January 1, 2001, all derivative instruments are reported at fair value in the accompanying Consolidated Financial Statements and similar disclosures for December 31, 2001, are not relevant.

                                            December 31, 2000
                                      -----------------------------
                                               Asset (Liabilities)
                                               --------------------
                                      Notional Carrying   Estimated
(in millions)                         Amount     Amount  Fair Value
                                      -----------------------------
Assets:
  Integrated interest rate swaps       5,177    $  (53)   $ (680)
  Purchased options                    7,200       152       174
  Interest rate swaps and futures      3,381         -       (25)

Liabilities:
  Borrowing and related instruments:
   Interest rate swaps                 1,673         -       (85)
Other firm commitments:
  Currency forwards                      680         -        44

Counterparty credit risk. The risk that counterparties to derivative contracts will be financially unable to make payments to the Company according to the terms of the agreements is counterparty credit risk. Counterparty credit risk is managed on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts due to the Company, typically as a result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. If the downgrade provisions had been triggered at December 31, 2001, the Company could have been required to disburse up to $1,167 billion and could have claimed $63 from counterparties -- the net fair value losses and gains. At December 31, 2001 and 2000, gross fair value gains amounted to $157 billion and $232 billion, respectively. At December 31, 2001 and 2000, gross fair value losses amounted to $1,201 billion and $816 billion, respectively.

Except for such positions, all other swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having an A-1/ P-1 credit rating and the credit limit for these transactions is $150.

Counterparty credit criteria                               Credit rating
                                                       ----------------------
                                                                   Standard
                                                        Moody's    & Poor's
                                                       ---------   ----------
Term of transaction
  Between one and five years .......................      Aa3         AA-
  Greater than five years ..........................      Aaa         AAA
Credit exposure limits
  Up to $50 million ................................      Aa3         AA-
  Up to $75 million ................................      Aaa         AAA

(15) Restrictions on Dividends

     Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends in excess of the prescribed limits or the Company's earned surplus require formal state insurance commission approval. Based on statutory results as of December 31, 2001, the Company is able to receive $542 in dividends in 2002 without obtaining regulatory approval.

     The Company received dividends from its subsidiaries of $410, $33, and $259 during 2001, 2000, and 1999, respectively. The Company declared dividends of $25 to GE Capital during 2001 for payment in 2002. The Company declared and paid $23 of cash dividends to GE Capital during 2000. In 1999, the Company declared and paid dividends of $379 of cash and $22 of securities to GE Capital.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

(16) Supplementary Financial Data

     The Company's insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners ("NAIC") that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from GAAP in several respects, causing differences in reported net income and shareholder's interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. The Company's insurance subsidiaries have no significant permitted accounting practices. The impact of adoption of codification increased statutory capital and surplus by $214, primarily related to the recognition of certain deferred tax assets.

     Combined statutory net income for the Company's U.S. domiciled insurance subsidiaries for the years ended December 31, 2001, 2000 and 1999 was $648, $741 and $629, respectively. The combined statutory capital and surplus as of December 31, 2001 and 2000 was $5,647 and $5,143, respectively.

     The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with:
(i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, the Company periodically monitors the RBC level of each of its insurance subsidiaries. At December 31, 2001 and 2000, each of the Company's insurance subsidiaries exceeded the minimum required RBC levels.

     For statutory purposes, the Mortgage Insurers are required to maintain a contingency reserve. Annual additions to the contingency reserve shall equal 50% of earned premiums to be maintained for ten years.

(17) Operating and Geographic Segments

     (a)  Operating Segment Information

     The Company conducts its operations through three business segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, (2) Mortgage Insurance, which provides insurance coverage on residential mortgages and (3) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages. See Note (1)(c) for further discussion of the Company's principal product lines within these three segments.
                                       71

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     The following is a summary of industry segment activity for 2001, 2000 and 1999:

     2001 -- Segment Data
     --------------------

                                                                           Wealth                    Lifestyle
                                                                       Accumulation &   Mortgage    Protection &
                                                                         Transfer       Insurance   Enhancement    Consolidated
                                                                      ---------------   ---------   ------------   ------------
Premiums                                                                   $ 2,981       $  600       $ 2,970         $ 6,551
Net investment income                                                        3,493          177           531           4,201
Surrender fee income                                                           358           --            --             358
Net realized investment gains                                                  248           52            --             300
Other income                                                                   476           --           355             831
                                                                      ---------------------------------------------------------
      Total revenues                                                         7,556          829         3,856          12,241
                                                                      ---------------------------------------------------------
Interest credited, benefits, and other changes
   in policy reserves                                                        5,133          126         2,197           7,456
Commissions                                                                    665           --           473           1,138
Amortization of intangibles                                                    303            5           181             489
Other operating costs and expenses, net                                        443          120           625           1,188
                                                                      ---------------------------------------------------------
      Total benefits and expenses                                            6,544          251         3,476          10,271
                                                                      ---------------------------------------------------------
      Income before income taxes, minority interest and
        cumulative effect of change in accounting principle                $ 1,012       $  578       $   380         $ 1,970
                                                                      =========================================================
Provision for income taxes                                                 $   355       $  158       $   137         $   650
                                                                      =========================================================
Total assets                                                               $79,224       $4,777       $12,937         $96,938
                                                                      =========================================================

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     2000 -- Segment Data
     --------------------

                                                               Wealth                    Lifestyle
                                                           Accumulation &  Mortgage     Protection &
                                                             Transfer      Insurance    Enhancement    Consolidated
                                                          ---------------  ---------    ------------   ------------
Premiums                                                     $ 2,872        $  587        $ 2,593        $ 6,052
Net investment income                                          3,317           165            412          3,894
Surrender fee income                                           1,253            --             --          1,253
Net realized investment gains                                    162            71             --            233
Other income                                                     510             1            420            931
                                                          ---------------------------------------------------------
      Total revenues                                           8,114           824          3,425         12,363
                                                          ---------------------------------------------------------
Interest credited, benefits, and other changes
   in policy reserves                                          4,993            40          1,882          6,915
Commissions                                                      770            --            466          1,236
Amortization of intangibles                                      951             5            271          1,227
Other operating costs and expenses, net                          442           109            588          1,139
                                                          ---------------------------------------------------------
      Total benefits and expenses                              7,156           154          3,207         10,517
                                                          ---------------------------------------------------------
      Income before income taxes, minority interest and
        cumulative effect of change in accounting
        principle                                            $   958        $  670        $   218        $ 1,846
                                                          =========================================================
Provision for income taxes                                   $   328        $  195        $    74        $   597
                                                          =========================================================
Total assets                                                 $76,057        $4,488        $11,559        $92,104
                                                          =========================================================

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     1999 -- Segment Data
     --------------------

                                                                       Wealth                    Lifestyle
                                                                   Accumulation &  Mortgage     Protection &
                                                                     Transfer      Insurance    Enhancement    Consolidated
                                                                  ---------------  ---------    ------------   ------------
Premiums                                                              $ 1,658       $  600        $1,884         $ 4,142
Net investment income                                                   2,773          143           350           3,266
Surrender fee income                                                       56           --            --              56
Net realized investment gains                                             149           67            16             232
Other income                                                              427            1           239             667
                                                                  ---------------------------------------------------------
      Total revenues                                                    5,063          811         2,489           8,363
                                                                  ---------------------------------------------------------
Interest credited, benefits, and other changes
   in policy reserves                                                   3,426           85         1,394           4,905
Commissions                                                               506           --           352             858
Amortization of intangibles                                               212            5           128             345
Other operating costs and expenses, net                                   140          118           529             787
                                                                  ---------------------------------------------------------
      Total benefits and expenses                                       4,284          208         2,403           6,895
                                                                  ---------------------------------------------------------
      Income before income taxes, minority interest and
        cumulative effect of change in accounting principle           $   779       $  603        $   86         $ 1,468
                                                                  =========================================================
Provision for income taxes                                            $   224       $  182        $   24         $   430
                                                                  =========================================================
Total assets                                                          $57,302       $3,880        $7,304         $68,486
                                                                  =========================================================

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)

     (b)  Geographic Segment Information

     The Company conducts its operations almost entirely in two geographic regions: (1) North America and (2) Japan. See Note (1)(c) for further discussion of the Company's principal product lines distributed in these two segments.

     The following is a summary of geographic region activity for 2001, 2000 and 1999.

2001                                                       North America      Japan     Consolidated
----                                                       -------------     -------    ------------
Total revenues                                                   $10,155     $ 2,086         $12,241

Income (loss) before income taxes, minority interest and
  cumulative effect of change in accounting principle            $ 1,733     $   237         $ 1,970

Total assets                                                     $81,295     $15,643         $96,938

2000                                                       North America      Japan     Consolidated
----                                                       -------------     -------    ------------
Total revenues                                                   $ 9,076     $ 3,287         $12,363

Income (loss) before income taxes, minority interest and
  cumulative effect of change in accounting principle            $ 1,591     $   255         $ 1,846

Total assets                                                     $74,747     $17,357         $92,104

1999                                                       North America      Japan     Consolidated
----                                                       -------------     -------    ------------
Total revenues                                                   $ 7,950     $   413         $ 8,363

Income (loss) before income taxes, minority interest and
  cumulative effect of change in accounting principle            $ 1,477     $    (9)        $ 1,468

Total assets                                                     $65,386     $ 3,100         $68,486

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999
                          (Dollar amounts in millions)
     (18) Subsequent Event

          On February 2, 2002 GE Edison entered into an agreement to acquire Saison Life Insurance Company Limited from Credit Saison Co. Ltd, Saison Group, Ltd. and its other shareholders for 12.8 billion yen, or approximately $100. The acquisition is subject to regulatory approval and is expected to close in April 2002.

     (19) Quarterly Financial Data (unaudited)

     Summarized quarterly financial data were as follows:

                                  First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                                 ---------------------------------------------------------------------
                                  2001     2000     2001     2000     2001     2000     2001     2000
                                 ------   ------   ------   ------   ------   ------   ------   ------
Premiums                          1,540    1,381    1,690    1,571    1,587    1,588    1,734    1,512
Total Revenues                   $3,039   $2,587   $3,135   $3,472   $2,997   $3,224   $3,070   $3,080
                                 ------   ------   ------   ------   ------   ------   ------   ------
Income before cumulative
effect of change in
accounting principle(1)          $  351   $  286   $  336   $  315   $  317   $  329   $  311   $  313
                                 ------   ------   ------   ------   ------   ------   ------   ------

Net Income                       $  336   $  286   $  336   $  315   $  317   $  329   $  311   $  313
                                 ------   ------   ------   ------   ------   ------   ------   ------

(1) See Note 1 (o) of the Consolidated Financial Statements.

                          Independent Auditors' Report

The Board of Directors
GE Financial Assurance Holdings, Inc.:

         Under date of January 15, 2002, we reported on the consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholder's interest, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

         In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

         As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its method of accounting for derivatives in 2001.

         As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for insurance-related assessments in 1999.

                                  /s/ KPMG LLP

Richmond, Virginia
January 15, 2002, except for Note 18 which is dated February 2, 2002

                                                                     Schedule II

                      GE FINANCIAL ASSURANCE HOLDINGS, INC.

                  Condensed Financial Information of Registrant

                                (Parent Company)

                                 Balance Sheets

             (Dollar amounts in millions, except per share amounts)


Assets:                                                                                 December 31
                                                                              2001                       2000
                                                                        ------------------         -----------------
      Investment in subsidiaries                                        $    14,474                $          13,581
      Cash and cash equivalents                                                   3                              139
      Other assets                                                            1,615                            1,944
                                                                        ------------------         -----------------
                  Total assets                                          $    16,392                $          15,664
                                                                        ==================         =================

Liabilities and Shareholder's Interest:

Liabilities

      Short-term borrowings and long-term debt                          $     2,289                $           2,304
      Accounts payable and accrued expenses                                   1,348                            1,640
                                                                        ------------------         -----------------

                  Total Liabilities                                           3,637                            3,944
                                                                        ------------------         -----------------
Shareholder's interest
      Net unrealized investment gains                                          (297)                            (298)
      Derivatives Qualifying as hedges                                         (168)                             --
      Foreign currency translation adjustments                                  (28)                              45
                                                                        ------------------         -----------------
      Accumulated non-owner changes in equity                                  (493)                            (253)

      Common stock ($1 par value,
          1,000 authorized, 1000 shares issued and outstanding)                 --                             --
          Additonal paid-in-capital                                           6,953                            6,953
      Retained earnings                                                       6,295                            5,020
                                                                        ------------------         -----------------
                  Total shareholder's interest                               12,755                           11,720
                                                                        ------------------         -----------------
                  Total liabilities and shareholder's interest          $    16,392                $          15,664
                                                                        ==================         =================






     See accompanying note to condensed financial information of registrant.

                                                                     Schedule II

                      GE FINANCIAL ASSURANCE HOLDINGS, INC.

            Condensed Financial Information of Registrant (continued)

                                (Parent Company)

                              Statements of Income

                          (Dollar amounts in millions)


                                                                             Years Ended December 31,
                                                                      2001             2000             1999
                                                                 ---------------    ------------    --------------

Revenues:
          Equity in undistributed earnings of subsidiaries               $  972         $ 1,348     $         783
          Net investment income                                             452              60               316
                                                                 ---------------    ------------    --------------
                    Total revenues                                        1,424           1,408             1,099
                                                                 ---------------    ------------    --------------

Benefits and expenses

          General expenses                                                   45             134                93
          Interest expenses                                                 145             124                62
                                                                 ---------------    ------------    --------------
                    Total benefits and expenses                             190             258               155
                                                                 ---------------    ------------    --------------

          Income before income taxes and minority                         1,234           1,150               944
              interest

Income tax benefit                                                           66              93               115
                                                                 ---------------    ------------    --------------

          Net income                                                    $ 1,300         $ 1,243          $  1,059
                                                                 ===============    ============    ==============



     See accompanying note to condensed financial information of registrant.

                                                                     Schedule II

                      GE FINANCIAL ASSURANCE HOLDINGS, INC.

            Condensed Financial Information of Registrant (continued)

                                (Parent Company)

                            Statements of Cash Flows

                          (Dollar amounts in millions)



                                                                                   Years Ended December 31,
                                                                         2001            2000            1999
                                                                      ----------       ---------       ---------

Cash flows from operating activities                                   $ 1,300         $ 1,243         $ 1,059
      Net Income
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:

          Equity in undistributed earnings of subsidiaries                (972)         (1,348)           (783)
          (Increase) decrease in other assets                             (329)         (1,807)            335
          Increase (decrease) in accounts payable and accrued
           expenses                                                        199           1,168              80
                                                                       -------         -------         -------
                  Total adjustments                                     (1,102)         (1,987)           (368)
                                                                       -------         -------         -------
                  Net cash (used in) provided by operating
                   activities                                              198            (744)            691
                                                                       -------         -------         -------


Cash flows from investing activities
      Acquisitions, net of cash acquired                                  (312)           (573)            193
                                                                       -------         -------         -------
                  Net cash used in investing activities                   (312)           (573)            193
                                                                       -------         -------         -------


Cash flows from financing activities
      Net commercial paper borrowings (repayments)                        (551)          1,026             (17)
      Proceeds from borrowings                                           3,323           3,410           2,639
      Payments on borrowings                                            (2,794)         (3,168)         (2,916)
      Dividend paid to shareholder                                        --               (23)           (379)
                                                                       -------         -------         -------
                  Net cash provided by (used in) financing
                   activities                                              (22)          1,245            (673)
                                                                       -------         -------         -------
                  Net (decrease) increase in cash and cash
                   equivalents                                            (136)             72             211
                                                                       -------         -------         -------

Cash and cash equivalents at beginning of year                             139             211            --
                                                                       -------         -------         -------
Cash and cash equivalents at end of year                               $     3         $   139         $   211
                                                                       =======         =======         =======






     See accompanying note to condensed financial information of registrant

                                                                     Schedule II

                      GE FINANCIAL ASSURANCE HOLDINGS, INC.

              Note to Condensed Financial Information of Registrant

                                (Parent Company)

(1)  Basis of Presentation

         All of the outstanding common stock of GE Financial Assurance Holdings, Inc., ("GE Financial Assurance") is owned by General Electric Capital Corporation ("GE Capital"), a wholly-owned subsidiary of General Electric Capital Services, Inc., which in turn is wholly-owned, directly or indirectly, by General Electric Company.

         GE Financial Assurance's primary asset is its 100% investment in the common stock of GNA Corporation. GNA Corporation owns 100% of the common stock of various other life and non-life insurance companies.

         The GE Financial Assurance Holdings, Inc., and subsidiaries consolidated financial statements and accompanying notes are an integral part of this schedule.

                                                                    Schedule III

             GE FINANCIAL ASSURANCE HOLDINGS, INC., AND SUBSIDIARIES

                       Supplemental Insurance Information

                          (Dollar amounts in millions)


                                                              Future Annuity
                                                               And Contract
                                                                Benefits &
                                             Deferred           Liability                             Other
                                            Acquisition       For Policy and       Unearned        Policyholder        Premium
                                               Costs          Contract Claims      Premiums        Liabilities         Revenue
                                           -------------    ------------------   ------------    ---------------    --------------

Segment
-------
December 31, 2001

   Wealth Accumulation and Transfer            $2,975                $58,204           $75                  $235            $2,981
   Lifestyle Protection and Enhancement         1,194                  6,552           692                    45             2,970
   Mortgage Insurance                              96                    378            70                    27               600
                                           ----------         --------------       -------           -----------    --------------
          Total                                $4,265                $65,134          $837                  $307            $6,551
                                           ==========         ==============       =======           ===========    ==============

December 31, 2000
   Wealth Accumulation and Transfer            $2,386                $54,000          $104                  $441            $2,872
   Lifestyle Protection and Enhancement           954                  5,947           696                    60             2,593
   Mortgage Insurance                             106                    355            78                    --               587
                                            ---------         --------------       -------           -----------    --------------
          Total                                $3,446                $60,302          $878                  $501            $6,052
                                            =========         ==============       =======           ===========    ==============

December 31, 1999
   Wealth Accumulation and Transfer            $1,630                $37,534          $191                  $578            $1,658
   Lifestyle Protection and Enhancement           677                  3,991           651                    48             1,884
   Mortgage Insurance                             116                    454            86                    --               600
                                            ---------         --------------       -------           -----------    --------------
          Total                                $2,423                $41,979          $928                  $626            $4,142
                                            =========         ==============       =======           ===========    ==============


                                                                                        Change in
                                                  Net            Benefits and           Deferred            Other
                                              Investment         Other Changes        Acquisition         Operating      Premiums
                                                Income          Policy Reserves        Costs, Net         Expenses        Written
                                            --------------    ------------------     -------------     --------------  ------------

Segment
-------
December 31, 2001
   Wealth Accumulation and Transfer            $3,493                 3,461              $(592)             $1,993         $2,918
   Lifestyle Protection and Enhancement           531                 2,198               (303)              1,582          3,004
   Mortgage Insurance                             177                   126                  9                 116            592
                                            ---------         -------------          ---------          ----------      ---------
          Total                                $4,201                 5,785              $(886)             $3,691         $6,514
                                            =========         =============          =========          ==========      =========
December 31, 2000
  Wealth Accumulation and Transfer             $3,317                 3,496              $(877)             $2,893         $2,847
  Lifestyle Protection and Enhancement            412                 1,882               (255)              1,713          2,575
  Mortgage Insurance                              165                    40                 10                 104            600
                                             --------          ------------          ---------          ----------      ---------
          Total                                $3,894                 5,418            $(1,122)             $4,710         $6,022
                                             ========          ============          =========          ==========      =========

December 31, 1999
  Wealth Accumulation and Transfer             $2,773                 2,128              $(536)             $1,394         $1,657
  Lifestyle Protection and Enhancement            350                 1,394               (238)              1,247          1,942
  Mortgage Insurance                              143                    85                  8                 115            584
                                             --------          ------------          ---------          ----------      ---------
         Total                                 $3,266                 3,607              $(766)             $2,756         $4,183
                                             ========          ============          =========          ==========      =========

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

            Information omitted in accordance with General Instruction I (2)(c).

Item 13.  Certain Relationships and Related Transactions.

            Information omitted in accordance with General Instruction I (2)(c).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

(a)  1.      Financial Statements

             Included in Part II of this report:

                Independent Auditors' Report
                Consolidated Balance Sheets at December 31, 2001 and 2000 Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2001
                Consolidated Statements of Shareholder's Interest for each of the years in the three-year period ended December 31, 2001
                Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001
                Notes to Consolidated Financial Statements

(a)  2.      Financial Statement Schedules

             Independent Auditors' Report
             Schedule II. Condensed Financial Information of Registrant (Parent Company)
             Schedule III.  Supplemental Insurance Information

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

             Incorporated by reference to the Company's Form 10 filed November 13, 1997 (Commission File No. 0-23375).

   3.2       By-Laws of the Company, as amended.

             Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000, filed March 23, 2001.

   4.1 Indenture, dated as of June 26, 2001, between GE Financial Assurance Holdings, Inc., and The Chase Manhattan Bank, as Trustee.

             Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2001, filed August 3, 2001.

   4.2 First Supplemental Indenture, dated as of June 26, 2001, among GE Financial Assurance Holdings, Inc., The Chase Manhattan Bank, as Trustee, Paying Agent and Exchange Rate Agent, and The Chase Manhattan Bank, Luxembourg, S.A., as Paying Agent.

             Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 2001, filed August 3, 2001.

Exhibit
 Number                                   Description
 ------                                   -----------
   12.1      Computation of ratio of earnings to fixed charges.

   21.1      Subsidiaries of the Company.

             Information omitted in accordance with General
             Instruction I (2)(b).

   23.1      Consent of KPMG LLP.

   (b)       Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GE FINANCIAL ASSURANCE HOLDINGS, INC.

     March 8, 2002                      By       /s/ Richard G. Fucci
                                             -----------------------------
                                             Richard G. Fucci
                                             Vice President and Controller

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the date indicated.

       Signature                            Title                      Date
       ---------                            -----                      ----

/s/ Michael D. Fraizer         Chairman, President and             March 8, 2002
-------------------------      Chief Executive Officer
(Michael D. Fraizer)           (Principal Executive Officer)


/s/ Thomas W. Casey            Senior Vice President and           March 8, 2002
-------------------------      Chief Financial Officer
(Thomas W. Casey)              (Principal Financial Officer)


/s/ Richard G. Fucci           Vice President and Controller       March 8, 2002
-------------------------      (Principal Accounting Officer)
(Richard G. Fucci)

/s/ Leon E. Roday              Director, Senior Vice President     March 8, 2002
-------------------------      General Counsel and Secretary
(Leon E. Roday)

/s/ Geoffrey S. Stiff          Director and Senior Vice President  March 8, 2002
-------------------------
(Geoffrey S. Stiff)