Form 10-Q
period 2002-03-30
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2002-05-13
CIK 1049537

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002
                                                 --------------

                                       OR


       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                         ------------------------------
                         Commission file number 0-23375
                         ------------------------------

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

                             -----------------------

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


At May 13, 2002, 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION.

Item 1.      Financial Statements...........................................  1

Item 2.      Management's Discussion and Analysis of Results of Operations
             and Financial Condition........................................  8

Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges..............  9


PART II - OTHER INFORMATION.

Item 6.      Exhibits and Reports on Form 8-K............................... 10

Signatures.................................................................. 11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

       Condensed, Consolidated Statements of Current and Retained Earnings
                          (Dollar amounts in millions)
                                   (Unaudited)



                                                                             Three Months Ended
                                                                        -----------------------------
                                                                          March 30,        March 31,
                                                                            2002              2001
                                                                        -----------       -----------
Revenues:
  Premiums                                                              $     1,556       $     1,540
  Net investment income                                                       1,061             1,024
  Policy fees and other income                                                  208               224
  Net realized investment gains                                                 154               145
  Surrender fee income                                                           47               106
                                                                        -----------       -----------
           Total revenues                                                     3,026             3,039
                                                                        -----------       -----------

Benefits and expenses:
  Benefits and other changes in policy reserves                               1,378             1,376
  General expenses                                                              749               782
  Interest credited                                                             421               406
  Amortization of intangibles                                                    62                85
  Change in deferred acquisition costs, net                                    (180)             (187)
  Interest expense                                                               30                43
                                                                        -----------       -----------
   Total benefits and expenses                                                2,460             2,505
                                                                        -----------       -----------

Earnings before income taxes, minority interest and cumulative
 effect of accounting changes                                                   566               534
Provision for income taxes                                                      190               182
                                                                        -----------       -----------
Earnings before minority interest and cumulative effect of
 accounting changes                                                             376               352
Minority interest                                                                 2                 1
                                                                        -----------       -----------
Earnings before cumulative effect of accounting changes                         374               351
Cumulative effect of accounting changes, net of tax                            (380)              (15)
                                                                        -----------       -----------
Net (loss) earnings                                                              (6)              336
Retained earnings at beginning of period                                      6,295             5,020
                                                                        -----------       -----------
Retained earnings at end of period                                      $     6,289       $     5,356
                                                                        ===========       ===========


See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

            Condensed, Consolidated Statements of Financial Position
                          (Dollar amounts in millions)
                                   (Unaudited)

                                                               March 30,       December 31,
                                                                 2002             2001
                                                              -----------     ------------
Assets
Investments:
 Fixed maturities available-for-sale, at fair value               $62,803          $60,968
 Equity securities available-for-sale, at fair value                1,145            1,078
 Mortgage and other loans, net of valuation allowance               6,181            6,055
 Policy loans                                                       1,159            1,151
 Other invested assets                                              1,180            1,345
 Short-term investments                                               503              389
                                                              -----------     ------------
 Total investments                                                 72,971           70,986

Cash and cash equivalents                                           2,420            1,741
Accrued investment income                                           1,383            1,384
Deferred acquisition costs                                          4,483            4,265
Goodwill                                                            1,995            2,421
Intangible assets                                                   2,033            2,263
Reinsurance recoverable                                             2,037            1,950
Other assets                                                        2,155            2,756
Separate account assets                                             9,236            9,172
                                                               -----------     -----------
     Total assets                                                 $98,713          $96,938
                                                               ===========     ===========

Liabilities and Shareholder's Interest
Liabilities:
Future annuity and contract benefits                              $63,474          $62,247
Liability for policy and contract claims                            2,884            2,887
Other policyholder liabilities                                      1,147            1,144
Other liabilities                                                   6,009            5,539
Short-term borrowings                                               1,985            1,798
Long-term debt                                                      1,139            1,143
Separate account liabilities                                        9,236            9,172
                                                               -----------     -----------
     Total liabilities                                             85,874           83,930
                                                               -----------     -----------
Minority interest in and equity of consolidated
 subsidiaries                                                         257              253

Shareholder's interest:
 Net unrealized investment losses                                    (617)            (297)
 Derivatives qualifying as hedges                                      41             (168)
 Foreign currency translation adjustments                             (84)             (28)
                                                              -----------     ------------
 Accumulated non-owner changes in equity                             (660)            (493)
 Common stock                                                           -                -
 Additional paid-in capital                                         6,953            6,953
 Retained earnings                                                  6,289            6,295
                                                              -----------     ------------
     Total shareholder's interest                                  12,582           12,755
                                                              -----------     ------------
     Total liabilities and shareholder's interest                 $98,713          $96,938
                                                              ===========     ============


See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                Condensed, Consolidated Statements of Cash Flows
                          (Dollar amounts in millions)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                      ----------------------
                                                                      March 30,   March 31,
                                                                        2002         2001
                                                                      ---------   ----------
Cash Flows From Operating Activities
Net (loss) earnings                                                    $     (6)    $    336
 Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
   Change in reserves                                                     1,767          609
   Cumulative effect of accounting changes, net of tax                      380           15
   Other, net                                                               944         (348)
                                                                       --------     --------
     Net cash provided by operating activities                            3,085          612
                                                                       --------     --------



Cash Flows From Investing Activities
 Short-term investment activity, net                                       (113)         (58)
 Proceeds from sales, securitizations and maturities of investment
  securities and other invested assets                                    6,112        6,130
 Principal collected on and securitizations of mortgage and policy
  loans                                                                     230          265
 Purchases of investment securities and other invested assets            (7,899)      (6,947)
 Mortgage and policy loan originations                                     (325)        (269)
                                                                       --------     --------
     Net cash used in investing activities                               (1,995)        (879)
                                                                       --------     --------
Cash Flows From Financing Activities
 Proceeds from issuance of investment contracts                           2,312        1,672
 Redemption and benefit payments on investment contracts                 (2,874)      (1,475)
 Net commercial paper borrowings                                              8          (20)
 Proceeds from other short-term borrowings                                  678          399
 Payments on other short-term borrowings                                   (499)        (542)
                                                                       --------     --------
     Net cash (used in) provided by financing activities                   (375)          34
                                                                       --------     --------
Effect of Exchange Rate Changes on Cash                                     (36)         339
                                                                       --------     --------

Increase in Cash and Equivalents                                            679          106
Cash and Equivalents at Beginning of Period                               1,741        1,163
                                                                       --------     --------
Cash and Equivalents at End of Period                                  $  2,420     $  1,269
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

    The contribution was made following the dissolution of GE Capital Mortgage Corporation ("GECMC"), the Mortgage Insurers former parent company. GECMC was dissolved on June 1, 2001 in a tax-free liquidation under Section 332 of the Internal Revenue Code. In accordance with GECMC's Articles of Dissolution, the Mortgage Insurers, along with other former subsidiaries of GECMC, were distributed to GE Capital, GECMC's sole shareholder. Immediately following receipt of the distribution, GE Capital contributed the Mortgage Insurers to the Company. The Company, in turn, contributed the shares to GE Mortgage Holdings, LLC, a North Carolina limited liability company, of which the Company is the sole member. The transaction was accounted for in a manner similar to a pooling-of-interests. The condensed, consolidated financial statements for the three months ended March 31, 2001, have been restated to give retroactive effect to the contribution. This transaction resulted in the creation of a separate operating segment, Mortgage Insurance.

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

    The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

3. A summary of changes in shareholder's interest that do not result directly from transactions with the shareholder follows:

                                                                     Three Months Ended
                                                                   -----------------------
                                                                   March 30,     March 31,
                                                                     2002          2001
                                                                   ---------     ---------
Net (loss) earnings                                                  $    (6)      $   336
 Unrealized (losses) gains on investment securities - net               (320)          759
 Foreign currency translation adjustments                                (56)          (68)
 Derivatives qualifying as hedges                                        209            70
 Cumulative effect on shareholder's interest of adopting SFAS 133        ---          (351)
                                                                   ---------     ---------
 Total                                                               $  (173)      $   746
                                                                   =========     =========

4. Effective January, 1, 2002, the Company redefined its business segments. As a result, the Company now reports four operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages, (3) Mortgage Insurance, comprised of products intended to protect mortgage lenders against losses caused by mortgage defaults, a nd (4) Auto and Home Insurance, comprised of products intended to protect against damage to property or injury to the insured or third parties.

    March 31, 2001 amounts have been reclassified to conform to the March 30, 2002 presentation, and reflect the elimination of goodwill amortization as discussed in Note 5.

    The following is a summary of operating segment activity:

                                                                     Three Months Ended
                                                                   -----------------------
                                                                   March 30,     March 31,
    (In millions)                                                    2002          2001
                                                                   -----------------------
    Revenues
    Wealth Accumulation and Transfer...............................  $1,838         $1,849
    Lifestyle Protection and Enhancement...........................     820            791
    Mortgage Insurance.............................................     214            231
    Auto and Home Insurance........................................     154            168
                                                                   --------      ---------
        Total revenues.............................................  $3,026         $3,039
                                                                   ========      =========

    Earnings before income taxes, minority interest
    and cumulative effect of accounting changes
    Wealth Accumulation and Transfer...............................  $  310         $  304
    Lifestyle Protection and Enhancement...........................      87             68
    Mortgage Insurance.............................................     152            176
    Auto and Home Insurance........................................      17             14
                                                                   --------      ---------
        Total earnings before income taxes, minority interest and
         cumulative effect of accounting changes                     $  566         $  562
                                                                   ========      =========

    The following is a summary of assets by operating segment:


                                                                   March 30,     December 31,
    (In millions)                                                    2002           2001
                                                                   --------------------------
    Assets
    Wealth Accumulation and Transfer............................... $81,432        $79,672
    Lifestyle Protection and Enhancement...........................  10,536         10,305
    Mortgage Insurance.............................................   4,984          4,777
    Auto and Home Insurance........................................   1,761          2,184
                                                                   --------        -------
        Total assets............................................... $98,713        $96,938
                                                                   ========        =======

5. The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

  The Company ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously reported segment information to correspond to the earnings measurements by which businesses will be evaluated. Goodwill amortization expense for the three months ended March 31, 2001, was $28 million ($21 million after tax). The effect on earnings of excluding such goodwill amortization expense from the first three months of 2001 follows:

                                                                                  Three months ended
                                                                         ---------------------------------------
                                                                         March 30, 2002         March 31, 2001
                                                                         ----------------     ------------------
  (In millions)

  Earnings before cumulative effect of accounting changes                   $ 374                    $ 351
                                                                        ------------------    ------------------
  Earnings before cumulative effect of accounting changes
       excluding 2001 goodwill amortization                                 $ 374                    $ 372
                                                                        ------------------    ------------------
  Net (loss) earnings                                                       $  (6)                   $ 336
                                                                        -----------------     ------------------
  Net (loss) earnings, excluding 2001 goodwill amortization                 $  (6)                   $ 357
                                                                        ----------------      ------------------

  Under SFAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is an operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit.

  A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

  The result of testing goodwill of the Company for impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $539 million ($380 million after tax), which is reported in the caption "Cumulative effect of accounting changes, net of tax". All of the charges relate to the Auto and Home Insurance segment. The primary factor resulting in the impairment charge was increased price competition in the auto insurance industry. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

  Intangibles Subject to Amortization
  (in millions)                                         At March 30, 2002                       At December 31, 2001
                                                  ---------------------------------    ------------------------------------
                                                         Gross         Accumulated           Gross            Accumulated
                                                    Carrying Amount    Amortization     Carrying Amount       Amortization
                                                  -------------------  ------------   -------------------   ---------------
  Present Value of Future Profits ("PVFP")               $5,087          $(3,192)            $5,148            $(3,137)
  All Other                                                 356             (218)               463               (211)
                                                         ------          -------            -------            -------
  Total                                                  $5,443          $(3,410)            $5,611            $(3,348)
                                                         ======          =======            =======            =======

  Amortization expense related to intangible assets, excluding goodwill, for the first quarter of 2002 and 2001 was $62 million and $57 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:


      2002 ....................................    13.5%
      2003 ....................................    10.8%
      2004 ....................................     9.0%
      2005 ....................................     7.6%
      2006 ....................................     6.3%

  Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

  In addition, the Company had capitalized software (net of accumulated amortization) of $143 million and $142 million at March 30, 2002 and December 31, 2001, respectively. Amortization expense related to the capitalized software was approximately $8 million and $6 million in the first quarter of 2002 and 2001, respectively. Capitalized software is included in other assets.

      Goodwill
      --------
      (In millions)



                                                       Wealth            Lifestyle
                                                  Accumulation and    Protection and    Auto and Home     Mortgage
                                                      Transfer          Enhancement       Insurance      Insurance       Total
      Balance, December 31, 2001                        $1,169              $690          $ 539            $23           $2,421
      Acquisitions                                          21                20            ---            ---               41
      Transition Impairment (pre-tax)                      ---               ---           (539)           ---             (539)
      All other                                             (6)               78            ---            ---               72
                                                -------------------------------------------------------------------------------
      Balance, March  30, 2002                          $1,184              $788          $ ---            $23           $1,995
                                                -------------------------------------------------------------------------------


    Other adjustments include the reclassification of certain intangible assets into goodwill with the adoption of SFAS 142.

6. At January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $15 million.

7. On April 1, 2002, GE Edison Life Insurance Company acquired Saison Life Insurance Company Limited from Credit Saison Co., Ltd, Saison Group, Ltd. and its other shareholders for 12.8 billion yen, or approximately $100 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Overview

The financial information for the three months ended March 31, 2001 contained herein have been restated to reflect the contribution of the Mortgage Insurers to the Company which was accounted for in a manner similar to a pooling-of-interests.

Earnings before income taxes, minority interest and cumulative effect of accounting changes for the first three months of 2002 was $566 million, a $32 million, or 6.0%, increase over the first three months of 2001. This increase primarily resulted from the discontinuation of goodwill amortization in 2002 resulting for the adoption of SFAS 142.

The total net loss of $6 million includes a $380 million charge related to the adoption of SFAS 142.

Operating Results

Total revenues decreased $13 million to $3,026 million for the first three months of 2002, compared with $3,039 million for the first three months of 2001. The decrease primarily resulted from lower surrender fee income from the continued decline in the number of surrenders related to the Toho Transfer and a decline in weighted average investment yields (5.72% in 2002 compared to 6.13% in 2001). This decrease was partially offset by increases in investment income earned on higher levels of average invested assets and gross realized gains and (losses) [$290 million and ($136 million) at March 30, 2002 compared to $231 million and ($86 million) at March 31, 2001]. Gross realized gains at March 30, 2002 include $29 million from securitizations of certain financial assets and $24 million from a gain on sale of certain real estate held for investment.

Total expenses decreased $45 million to $2,460 million for the first three months of 2002, compared with $2,505 million for the first three months of 2001. Excluding the effect of prior year goodwill amortization of $28 million, total benefits and expenses decreased by $17 million.

Financial Condition

Total assets increased $1.8 billion, or 1.8%, at March 30, 2002 from December 31, 2001. Total investments increased $2.0 billion, or 2.8% to $73.0 billion. The increase in total investments is primarily related to net purchases of securities funded by operating cash flows and net investment income, partially offset by mortgage and policy loan repayments and securitizations of certain financial assets, the proceeds of which were not fully invested as of quarter end. Assets other than investments decreased $0.2 billion primarily as a result of goodwill impairment of $0.5 billion related to the implementation of SFAS 142 on January 1, 2002, as discussed in Note 5 of the Condensed, Consolidated Financial Statements.

Total liabilities increased $1.9 billion, or 2.3% at March 30, 2002 from December 31, 2001. Future annuity and contract benefits increased approximately $1.2 billion or 2.0% at March 30, 2002 from December 31, 2001. This increase resulted primarily from continued growth of the Company's investment-type contracts. In addition, all other liabilities increased $0.7 billion related to an increase in other liabilities and other short-term borrowings.

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

                                                                      EXHIBIT 12

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                Computation of Ratio of Earnings to Fixed Charges

                        Three Months Ended March 30, 2002
                          (Dollar amounts in millions)

                                   (Unaudited)




                                                               Ratio of Earnings
                                                               to Fixed Charges
                                                               -----------------
Net loss                                                                $  (6)
Provision for income taxes                                                190
Minority Interest                                                           2
Cumulative effect of accounting changes                                   380
                                                               -----------------
Earnings before income taxes, minority interest and cumulative
 effect of accounting changes                                             566
                                                               -----------------
Fixed charges:
 Interest                                                                  30
 Interest portion of net rentals                                            7
                                                               -----------------
Total fixed charges                                                        37
                                                               -----------------
Less interest capitalized, net of amortization                              2
                                                               -----------------

Earnings before income taxes, minority interest and cumulative
 effect of accounting changes, plus fixed charges                       $ 601
                                                               =================
Ratio of earnings to fixed charges                                       16.2
                                                               =================


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


                            GE FINANCIAL ASSURANCE HOLDINGS, INC.
                            -------------------------------------
                                           (Registrant)

Date:  May 13, 2002          By:           /s/ Thomas W. Casey
                               -------------------------------------------------
                                         Thomas W. Casey,
                               Senior Vice President and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  May 13, 2002          By:           /s/ Richard G. Fucci
                               -------------------------------------------------
                                           Richard G. Fucci,
                                       Vice President and Controller