Form 10-Q
period 2002-06-29
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2002-07-31
CIK 1049537

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

        ------
         |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ------             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002
                                                 -------------

                                       OR

        ------
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ------            SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to
                                                       ------    -------



                            -------------------------

                         Commission file number 0-23375

                            -------------------------



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

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                               -----

At July 31, 2002, 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                        Page
                                                                   -------------


PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements.................................      1

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition...................      9

PART II - OTHER INFORMATION.

Item 1.       Legal Proceedings....................................     12

Item 6.       Exhibits and Reports on Form 8-K.....................     12

Signatures.........................................................     13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

       Condensed, Consolidated Statements of Current and Retained Earnings
                          (Dollar amounts in millions)
                                   (Unaudited)



                                                              Three Months Ended       Six Months Ended
                                                            ---------------------    --------------------
                                                            June 29,     June 30,    June 29,    June 30,
                                                              2002         2001        2002        2001
                                                            --------     --------    --------    --------
Revenues:
     Premiums                                               $1,618       $1,690       $3,174      $3,230
     Net investment income                                   1,088        1,037        2,140       2,061
     Surrender fee income                                       55           92          102         198
     Net realized investment gains/(losses)                   (211)          99          (57)        244
     Policy fees and other income                              179          217          396         441
                                                            ------       ------       ------      ------
           Total revenues                                    2,729        3,135        5,755       6,174
                                                            ------       ------       ------      ------

Benefits and expenses:
     Benefits and other changes in policy reserves           1,383        1,479        2,761       2,855
     General expenses                                          731          758        1,473       1,534
     Interest credited                                         429          405          850         811
     Amortization of intangibles                                64          162          133         253
     Change in deferred acquisition costs, net                (208)        (214)        (388)       (401)
     Interest expense                                           37           35           67          78
                                                            ------       ------       ------      ------
       Total benefits and expenses                           2,436        2,625        4,896       5,130
                                                            ------       ------       ------      ------
Earnings before income taxes, minority interest and
     cumulative effect of accounting changes                   293          510          859       1,044

Provision for income taxes                                      63          172          253         354
                                                            ------       ------       ------      ------
Earnings before minority interest and cumulative effect
     of accounting changes                                     230          338          606         690

Minority interest                                                1            2            3           3
                                                            ------       ------       ------      ------
Earnings before cumulative effect of accounting changes        229          336          603         687

Cumulative effect of accounting changes, net of tax            ---          ---         (380)        (15)
                                                            ------       ------       ------      ------
Net earnings                                                   229          336          223         672

Retained earnings at beginning of period                     6,289        5,356        6,295       5,020
                                                            ------       ------       ------      ------
Retained earnings at end of period                          $6,518       $5,692       $6,518      $5,692
                                                            ======       ======       ======      ======



See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

            Condensed, Consolidated Statements of Financial Position
                          (Dollar amounts in millions)
                                   (Unaudited)


                                                                June 29,     December 31,
                                                                  2002           2001
                                                                --------     ------------
  Assets
  Investments:
   Fixed maturities available-for-sale, at fair value           $ 66,760       $60,968
   Equity securities available-for-sale, at fair value             1,045         1,078
   Mortgage and other loans, net of valuation allowance            6,759         6,055
   Policy loans                                                    1,316         1,151
   Short-term investments                                            141           389
   Other invested assets                                           1,333         1,345
                                                                --------       -------
    Total investments                                             77,354        70,986

  Cash and cash equivalents                                        4,017         1,741
  Accrued investment income                                        1,381         1,384
  Deferred acquisition costs                                       4,423         4,265
  Goodwill                                                         2,268         2,421
  Other intangibles                                                2,346         2,410
  Reinsurance recoverable                                          2,117         1,950
  Other assets                                                     2,596         2,609
  Separate account assets                                          8,355         9,172
                                                                --------       -------
         Total assets                                           $104,857       $96,938
                                                                ========       =======


Liabilities and Shareholder's Interest
Liabilities:
  Future annuity and contract benefits                            69,789        62,247
  Liability for policy and contract claims                         2,826         2,887
  Other policyholder liabilities                                   1,580         1,144
  Other liabilities                                                5,140         5,539
  Short-term borrowings                                            2,283         1,798
  Separate account liabilities                                     8,355         9,172
  Long-term debt                                                   1,160         1,143
                                                                --------       -------
         Total liabilities                                        91,133        83,930
                                                                --------       -------
Minority interest in and equity of consolidated subsidiaries         255           253

Shareholder's interest:
 Net unrealized investment gains/(losses)                            125          (297)
 Derivatives qualifying as hedges                                    (83)         (168)
 Foreign currency translation adjustments                            (44)          (28)
                                                                --------       -------
 Accumulated non-owner changes in equity                              (2)         (493)
 Common stock                                                        ---           ---
 Additional paid-in capital                                        6,953         6,953
 Retained earnings                                                 6,518         6,295
                                                                --------       -------
         Total shareholder's interest                             13,469        12,755
                                                                --------       -------
         Total liabilities and shareholder's interest           $104,857       $96,938
                                                                ========       =======



See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                Condensed, Consolidated Statements of Cash Flows
                          (Dollar amounts in millions)
                                   (Unaudited)



                                                                             Six Months Ended
                                                                          ----------------------
                                                                          June 29,      June 30,
                                                                            2002          2001
                                                                          --------      --------
Cash Flows From Operating Activities
 Net earnings                                                             $    223      $    672
 Adjustments to reconcile net earnings to net cash provided by operating activities:
      Change in reserves                                                     1,619         1,785
      Cumulative effect of accounting changes, net of tax                      380            15
      Other - net                                                             (238)         (717)
                                                                          --------      --------
         Net cash provided by operating activities                           1,984         1,755
                                                                          --------      --------


Cash Flows From Investing Activities
   Short term investment activity, net                                         248           611
   Proceeds from sales, securitizations and maturities of investment
      securities and other invested assets                                   9,518         9,913
   Principal collected on and securitizations of mortgage and
   policy loans                                                                498         1,661
   Purchases of investment securities and other invested assets            (13,704)      (13,705)
   Mortgage and policy loan originations                                      (576)         (509)
                                                                          --------      --------
         Net cash used in investing activities                              (4,016)       (2,029)
                                                                          --------      --------


Cash Flows From Financing Activities
   Proceeds from issuance of investment contracts                            5,372         3,567
   Redemption and benefit payments on investment contracts                  (3,797)       (2,837)
   Net commercial paper borrowings (repayments)                                197          (585)
   Proceeds from other short-term borrowings                                 1,131         1,583
   Payments on other short-term borrowings                                    (843)         (997)
   Cash received from acquisition of Saison Life Insurance Company
   Limited                                                                   2,406           ---
                                                                          --------      --------
         Net cash provided by financing activities                           4,466           731
                                                                          --------      --------

 Effect of Exchange Rate Changes on Cash                                      (158)           65
                                                                          --------      --------
 Increase  in Cash and Equivalents                                           2,276           522
 Cash and Equivalents at Beginning of Period                                 1,741         1,163
                                                                          --------      --------
 Cash and Equivalents at End of Period                                    $  4,017      $  1,685
                                                                          ========      ========


See Notes to Condensed, Consolidated Financial Statements.

             GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Condensed, Consolidated Financial Statements
                          (Dollar amounts in millions)
                                   (Unaudited)


1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of GE Financial Assurance Holdings, Inc. and its subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated.

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

3. A summary of changes in shareholder's interest that do not result directly from transactions with the shareholder follows:




                                                                        Three Months Ended
                                                                  ------------------------------
                                                                  June 29, 2002    June 30, 2001
                                                                  -------------    -------------
       Net earnings                                                  $ 229            $ 336
       Unrealized gains (losses) on investment securities - net
       changes in value                                                742             (600)
       Foreign currency translation adjustments                         40               28
       Derivatives qualifying as hedges - net changes in value        (124)             180
                                                                     -----            -----
       Total                                                         $ 887            $ (56)
                                                                     =====            =====




                                                                         Six Months Ended
                                                                 -------------------------------
                                                                  June 29, 2002    June 30, 2001
                                                                  --------------  --------------
       Net earnings                                                   $223           $ 672
       Unrealized gains on investment securities - net changes
       in value                                                        422             159
       Foreign currency translation adjustments                        (16)            (40)
       Derivatives qualifying as hedges - net changes in value          85             250
       Cumulative effect on shareholder's interest of adopting
       SFAS 133                                                         --            (351)
                                                                      ----           -----
       Total                                                          $714           $ 690
                                                                      ====           =====



4. Effective January 1, 2002, the Company redefined its operating segments. As a result, the Company now reports four operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death,
     (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages, (3) Mortgage Insurance, comprised of products intended to protect mortgage lenders against losses caused by mortgage defaults, and (4) Auto and Home Insurance, comprised of products intended to protect against damage to property or injury to the insured or third parties.

     For comparative purposes, the information presented below for the periods ended June 30, 2001 has been reclassified to reflect the Company's redefined operating segments and adjusted to reflect the elimination of goodwill amortization as discussed in Note 5.

     The following is a summary of operating segment activity:



                                                                            Three Months Ended
                                                                      ------------------------------
                                                                      June 29, 2002    June 30, 2001
                                                                      ------------------------------
       Revenues
       Wealth Accumulation and Transfer                                   $1,561        $1,964
       Lifestyle Protection and Enhancement                                  823           786
       Mortgage Insurance                                                    186           219
       Auto and Home Insurance                                               159           166
                                                                          ------        ------
             Total revenues                                               $2,729        $3,135
                                                                          ======        ======

       Earnings before income taxes, minority interest and cumulative effect of accounting changes
       Wealth Accumulation and Transfer                                   $   33        $  293
       Lifestyle Protection and Enhancement                                   72            65
       Mortgage Insurance                                                    168           157
       Auto and Home Insurance                                                20            23
                                                                          ------        ------
             Total  earnings  before income taxes,  minority  interest
                  and cumulative effect of accounting changes             $  293        $  538
                                                                          ======        ======



                                                                          Six Months Ended
                                                                     -----------------------------
                                                                     June 29, 2002   June 30, 2001
                                                                     -------------   -------------
       Revenues
       Wealth Accumulation and Transfer                                 $3,399          $3,813
       Lifestyle Protection and Enhancement                              1,643           1,577
       Mortgage Insurance                                                  400             450
       Auto and Home Insurance                                             313             334
                                                                        ------          ------
             Total revenues                                             $5,755          $6,174
                                                                        ======          ======

       Earnings before income taxes, minority interest and cumulative effect of accounting changes
       Wealth Accumulation and Transfer                                 $  343          $  597
       Lifestyle Protection and Enhancement                                159             133
       Mortgage Insurance                                                  320             333
       Auto and Home Insurance                                              37              37
                                                                        ------          ------
             Total  earnings  before income taxes,  minority  interest
                  and cumulative effect of accounting changes           $  859          $1,100
                                                                        ======          ======

     The following is a summary of assets by operating segment as of June 29, 2002 and December 31, 2001:

                                                    June 29,    December 31,
                                                      2002         2001
                                                    --------    ------------
       Assets
       Wealth Accumulation and Transfer             $ 87,393      $79,672
       Lifestyle Protection and Enhancement           10,534       10,305
       Mortgage Insurance                              5,253        4,777
       Auto and Home Insurance                         1,677        2,184
                                                    --------      -------
             Total assets                           $104,857      $96,938
                                                    ========      =======


5. The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

     The Company ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously reported segment information to correspond to the earnings measurements by which businesses were to be evaluated. Goodwill amortization expense for the quarter and the first six months ended June 30, 2001, was $28 million ($22 million after tax) and $56 million ($43 million after tax), respectively. The effect on earnings of excluding such goodwill amortization from the second quarter and the first six months of 2001 follow:



                                                                       Three Months Ended
                                                                  -----------------------------
                                                                  June 29, 2002   June 30, 2001
                                                                  -------------   ------------
       Earnings before cumulative effect of accounting changes        $229           $336
                                                                      ----           ----

       Earnings before cumulative effect of accounting changes
             excluding 2001 goodwill amortization                     $229           $358
                                                                      ----           ----

       Net earnings                                                   $229           $336
                                                                      ----           ----

       Net earnings, excluding 2001 goodwill amortization             $229           $358
                                                                      ----           ----



                                                                           Six Months Ended
                                                                  -----------------------------
                                                                  June 29, 2002   June 30, 2001
                                                                  -------------   -------------
       Earnings before cumulative effect of accounting changes        $603           $687
                                                                      ----           ----

       Earnings before cumulative effect of accounting changes
             excluding 2001 goodwill amortization                     $603           $730
                                                                      ----           ----

       Net earnings                                                   $223           $672
                                                                      ----           ----

       Net earnings, excluding 2001 goodwill amortization             $223           $715
                                                                      ----           ----



     Under SFAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is an operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case the component is the reporting unit.

     A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.

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

     Intangibles Subject to Amortization


                                                            At June 29, 2002                  At December 31, 2001
                                                    -------------------------------     -------------------------------
                                                         Gross          Accumulated          Gross         Accumulated
                                                    Carrying Amount    Amortization     Carrying Amount   Amortization
                                                    ---------------    ------------     ---------------   ------------
           Present Value of Future Profits ("PVFP")    $5,326            $(3,253)           $5,148          $(3,137)
           Capitalized software                           230                (81)              217              (70)
           All other                                      272               (148)              463             (211)
                                                       ------            -------            ------          -------
           Total                                       $5,828            $(3,482)           $5,828          $(3,418)
                                                       ======            =======            ======          =======

     Amortization expense related to intangible assets, excluding goodwill, for the second quarter of 2002 and 2001 was $64 million and $134 million, respectively, and for the first six months of 2002 and 2001 was $133 million and $198 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance before the effect of unrealized investment gains or losses, to be amortized over each of the next five years, is as follows:

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

     Goodwill
     --------


                                                         Lifestyle
                                            Wealth      Protection     Auto &
                                         Accumulation       and        Home        Mortgage
                                         and Transfer   Enhancement   Insurance   Insurance   Total
                                        -----------------------------------------------------------
      Balance, December 31, 2001          $1,169          $690         $539         $23      $2,421
      Acquisitions                           278            20          ---         ---         298
      Transition Impaired (pre-tax)          ---           ---         (539)        ---        (539)
      All other (a)                           10            78          ---         ---          88
                                        -----------------------------------------------------------
      Balance, June 29, 2002              $1,457          $788         $---         $23      $2,268
                                        -----------------------------------------------------------

     (a) Other adjustments include the reclassification of certain intangible assets into goodwill upon the adoption of SFAS 142 and the impact of foreign exchange translation adjustments.

6. At January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under SFAS 133, all derivative instruments are recognized in the statement of financial position at their fair values. The cumulative effect of adopting this standard was a one-time reduction to net earnings in the first quarter of 2001 amounting to $15 million and comprised a portion of the effect of marking to market options and currency contracts used for hedging.

7. On April 1, 2002, GE Edison Life Insurance Company acquired Saison Life Insurance Company Limited from Credit Saison Co., Ltd, Saison Group, Ltd. and its other shareholders for 12.8 billion yen, or approximately $100 million. On the date of the acquisition, Saison Life had approximately $4.3 billion of assets, including $2.4 billion of cash, $1.3 billion of investments, $0.2 billion of goodwill, $0.3 billion of other intangibles and $4.3 billion of liabilities and equity. The Company has reflected its initial allocation of purchase price based on the estimated fair values according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuation is finalized.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

THREE MONTHS ENDED JUNE 29, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

Overview

Net earnings for the three month period ended June 29, 2002 was $229 million, a $107 million, or 31.9%, decrease from the three month period ended June 30, 2001. Excluding the effect of losses incurred in the Company's investment portfolio, results for the second quarter of 2002 were relatively unchanged from the comparable period in 2001. Lower premium levels in the second quarter of 2002 were more than offset by lower benefits and general expenses and lower expenses related to amortization of intangibles. However, the Company experienced net losses in its investment portfolio (including an approximate $167 million ($110 million net of tax) impairment on securities issued by WorldCom, Inc. and its affiliates) compared to a net gain position in the comparable 2001 period, resulting in an overall decrease in earnings.

Operating Results

Premiums decreased $72 million, or 4.3%, to $1,618 million for the three month period ended June 29, 2002 from $1,690 million for the three month period ended June 30, 2001. The decrease is primarily a result of a decline in new sales of certain of the Company's annuity contracts offset in part by higher renewal premiums generated by the Company's growing block of long term care and term life insurance policies. The acquisition of Saison Life contributed approximately $79 million of premium in the second quarter of 2002.

Net investment income increased $51 million, or 4.9%, to $1,088 million for the three month period ended June 29, 2002 from $1,037 million for the three month period ended June 30, 2001. The increase was primarily attributable to higher levels of average invested assets ($76.8 billion for the three month period ended June 29, 2002 vs. $67.9 billion for the three month period ended June 30,
2001). This increase was partially offset by a decrease in weighted average yields to 5.45% for the three month period ended June 29, 2002 from 5.95% for the three month period ended June 30, 2001 due to the overall declining interest rate environment.

Surrender fee income decreased $37 million to $55 million for the three month period ended June 29, 2002 from $92 million for the period ended June 30, 2001. The decrease primarily resulted from lower surrender fee income from the continued decline in the expected number of surrenders of policies assumed as part of the comprehensive transfer of assets and liabilities of Toho Mutual Life Insurance Company to GE Edison Life Insurance Company (the "Toho Transfer").

Net realized investment gains/(losses) decreased $310 million to a loss of $(211) million for the three month period ended June 29, 2002. Investment gains are comprised of gross investment gains and gross investment (losses). For the three month period ended June 29, 2002, gross gains and (losses) were $219 million and $(430) million, respectively. For the three month period ended June 30, 2001, gross gains and (losses) were $160 million and $(61) million, respectively. The realized losses in the second quarter of 2002 includes the Company's portfolio losses on securities issued by WorldCom, Inc. and its affiliates of $167 million ($110 million net of tax). The Company's remaining exposure to WorldCom, Inc. is $42 million. In the comparable 2001 period, realized gains included $59 million from the securitization of certain financial assets.

Policy fees and other income decreased $38 million, or 17.5%, to $179 million for the three month period ended June 29, 2002 from $217 million for the three month period ended June 30, 2001. Other income is principally comprised of insurance charges made against universal life contracts, revenues from sales of income protection packages, fees assessed against policyholder account values, other fee income, and commission income. The decrease in the three month period ended June 29, 2002 was primarily attributable to lower fees earned on variable annuity and interest sensitive life products, reflecting a decline in the market values of assets underlying the contracts, and a decline in club membership revenues.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claim costs incurred during the year under these contracts and mortgage insurance and property and casualty products. These amounts decreased $96 million, or 6.5%, to $1,383 million for the three month period ended June 29, 2002 from $1,479 million for the three month period ended June 30, 2001. The decrease primarily relates to the lower level of reserves required to be established as a result of the decline in new sales of certain of the Company's annuity contracts and favorable development on mortgage insurance prior year loss reserves. These amounts were offset in part by an increase in benefits and reserves for long term care and term life policies as a result of the continued growth in these blocks of business. In addition, the acquisition of Saison Life increased benefits and policy reserves in the second quarter of 2002 by approximately $68 million.

Interest credited increased $24 million, or 5.9%, to $429 million for the three month period ended June 29, 2002 from $405 million for the three month period ended June 30, 2001. This increase was a result of an increase in contract liabilities subject to interest crediting arising primarily from sales of deferred annuities and certain universal life insurance products offset in part by a decline in Guaranteed Investment Contracts ("GICs") and funding agreement.

Amortization of intangibles decreased $98 million, or 60.5%, to $64 million for the three month period ended June 29, 2002 from $162 million for the three month period ended June 30, 2001. The Company's significant intangible assets consist of two components which result from acquisition activities - the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance and annuity contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets of the acquired entities. Other intangibles subject to amortization include software and licenses. Amortization of intangibles decreased primarily from the run off of insurance policies assumed in the Toho Transfer and the amortization expense related to goodwill, as in accordance with SFAS 142 the Company ceased amortizing goodwill effective January, 1, 2002.

Provision for income taxes decreased $109 million or 63.4% to $63 million for the three month period ended June 29, 2002 from $172 million for the comparable period ended June 30, 2001. The Company's effective tax rate of 21.5% for the three month period ended June 29, 2002 was 12.2 percentage points lower than the effective tax rate of 33.7% for the comparable period ended June 30, 2001. The decrease in the effective tax rate is attributable to the tax impact in 2002 of discontinued amortization of tax-deductible goodwill and the reduction of certain deferred tax liabilities.

SIX MONTHS ENDED JUNE 29, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

Overview

Earnings before cumulative effect of accounting changes for the first six months of 2002 were $603 million, an $84 million, or 12.2%, decrease from the first six months of 2001. Excluding the losses incurred in the Company's investment portfolio, the Company's results for the first six months of 2002 were relatively unchanged from the comparable period in 2001. The decrease in the Company's premiums, surrender fee income and policy fees and other income was more than offset by lower benefits and general expenses and lower expenses related to the amortization of intangibles. However, the Company experienced net losses in its investment portfolio (including an approximate $167 million ($110 million net of tax) impairment on securities issued by WorldCom, Inc. and its affiliates) compared to a net gain position in the comparable 2001 period resulting in an overall decrease in earnings. Net earnings for the first six months of 2002 were $223 million, a $449 million decrease from the first six months of 2001. Of this decrease, $380 million was attributable to the cumulative effect of accounting changes.

Operating Results

Premiums decreased $56 million, or 1.7%, to $3,174 million for the first six months of 2002 from $3,230 million for the first six months of 2001. The decrease is a result of a decline in new sales of certain of the Company's annuity contracts offset in part by higher renewal premiums from the Company's growing block of long term care and term life insurance policies. The acquisition of Saison Life contributed approximately $79 million of premium in the first six months of 2002.

Net investment income increased $79 million, or 3.8%, to $2,140 million for the first six months of 2002 from $2,061 million for the first six months of 2001. The increase was primarily attributable to higher levels of average invested assets ($75.4 billion in first six months of 2002 vs. $67.4 billion in first six months of 2001). This increase was partially offset by a decrease in weighted average yields to 5.57% for the first six months of 2002 from 6.00% for the first six months of 2001 due to the overall declining interest rate environment.

Surrender fee income decreased $96 million to $102 million for the first six months of 2002 from $198 million in the first six months of 2001. The decrease primarily resulted from lower surrender fee income from the continued decline in the expected number of surrenders of the policies assumed as part of the Toho Transfer.

Net realized investment gains/(losses) decreased $301 million to a loss of $(57) million for the first six months of 2002. Investment gains are comprised of gross investment gains and gross investment (losses). For the first six months of 2002, gross gains and (losses) were $530 million and $(587) million, respectively. For the first six months of 2001, gross gains and (losses) were $387 million and $(143) million, respectively. The realized losses in 2002 includes the Company's portfolio losses on securities issued by WorldCom, Inc. and its affiliates of $167 million ($110 million net of tax). The Company's remaining exposure to WorldCom, Inc. is $42 million. These portfolio losses are partially offset by realized gains on the securitization of certain financial assets of $29 million and a gain on certain real estate held for investment of $24 million. In 2001, realized gains included $59 million from the securitization of certain financial assets.

Provision for income taxes decreased $101 million or 28.5% to $253 million for the first six months of 2002 from $354 million for the comparable period in 2001. The Company's effective tax rate of 29.5% for the first six months of 2002 was 4.4 percentage points lower than the effective tax rate of 33.9% for the comparable period in 2001. The decrease in the effective tax rate is attributable to the tax impact in 2002 of discontinued amortization of tax-deductible goodwill and the reduction of certain deferred tax liabilities.

Policy fees and other income decreased $45 million, or 10.2%, to $396 million in the first six months of 2002 from $441 million in the first six months of 2001. The decrease in the first six months of 2002 was primarily attributable to a decline in club membership revenue and lower fees earned on variable annuity contracts, reflecting a decline in the market values of the assets underlying the contracts.

Interest credited increased $39 million, or 4.8%, to $850 million in the first six months of 2002 from $811 million in the first six months of 2001. This increase was a result of the increase in the contract liabilities subject to interest crediting arising primarily from sales of deferred annuities and certain universal life insurance products offset in part by a decline in GIC and funding agreement.

Amortization of intangibles decreased $120 million, or 47.4%, to $133 million for the first six months of 2002 from $253 million for the first six months of 2001. Amortization of intangibles decreased primarily from the amortization expense related to goodwill, as in accordance with SFAS 142 the Company ceased amortizing goodwill effective January, 1, 2002. A decrease also resulted from the run off of the insurance policies assumed in the Toho Transfer.

Interest expense decreased $11 million, or 14.1%, to $67 million for the first six months of 2002 from $78 million for the first six months of 2001. The decrease is a result of reduced interest rates partially offset by an increase in debt outstanding.

Financial Condition

Total assets increased $7.9 billion, or 8.2%, at June 29, 2002 from December 31, 2001. Total investments increased $6.4 billion or 9.0%. This increase is primarily due to the acquisition of Saison Life Insurance Company Limited and net purchases of securities driven by operating cash flows and net investment income. Assets other than investments increased $1.5 billion. This increase was primarily the result of cash received from the acquisition of Saison offset by the reduction in separate account assets.

Total liabilities increased $7.2 billion, or 8.6%, at June 29, 2002 from December 31, 2001. Future annuity and contract benefits increased approximately $7.5 billion, or 12.1%, at June 29, 2002 from December 31, 2001. This increase resulted primarily from the acquisition of Saison Life Insurance Company Limited and the growth in the Company's life insurance and fixed annuity products.

Portfolio Quality

The Company principally invests in investment grade debt and equity securities. The aggregate value of the Company's investments was $67.8 billion, including gross unrealized gains and (losses) of $1.7 billion and $(1.2) billion, respectively, at June 29, 2002 as compared to $62.0 billion, including gross unrealized gains and (losses) of $1.4 billion and $(1.8) billion, respectively, as of December 31, 2001. The Company regularly reviews the investment securities in its portfolio for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeds fair value at June 29, 2002, and based upon application of the Company's accounting policy for impairment, approximately $366 million of portfolio value is at risk of being charged to earnings in the second half of 2002. Impairment losses recognized for the first six months of 2002 were $308 million, including $218 million ($144 million net of tax) from the telecommunications and cable industries, of which $167 million ($110 million net of tax) was recognized in the second quarter of 2002 due to the events relating to WorldCom, Inc.

In recent periods the telecommunications and cable industries have experienced significant volatility. The Company holds aggregate investments of $3.1 billion in these industries as of June 29, 2002. These investments are subject to the Company's policies for other than temporary impairment. Any future losses on the Company's investments in these industries will depend upon the associated business and economic conditions.

Forward Looking Statements

This document may include certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global, political, economic, business, competitive market and regulatory factors.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings


The Company, like other groups of insurance companies, is involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, which is still in its preliminary stages, and its ultimate outcome, and any effect on the Company, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on the Company's Consolidated Financial Statements.

On November 1, 2000, GE Life and Annuity Assurance Company ("GE Life"), a subsidiary of GE Financial Assurance Holdings, Inc., was named as a defendant in a lawsuit filed in Georgia state court related to the sale of universal life insurance policies (McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co.). On December 1, 2000, GE Life successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint is brought as a class action on behalf of all persons who purchased certain universal life insurance policies from GE Life and alleges improper sales practices in connection with the sale of universal life policies. No class has been certified. On February 27, 2002, the Court denied GE Life's motion for summary judgment. The McBride litigation is still in its preliminary stages, and its ultimate outcome, and any effect on the Company, cannot be determined at this time. GE Life intends to defend this lawsuit, including plaintiff's efforts to certify a nationwide class action, vigorously.

Item 6. Exhibits and Reports on Form 8-K.

     a.  Exhibits.

         Exhibit 12 Computation of ratio of earnings to fixed charges.

         Exhibit 99.1 Certification of Chief Executive Officer.

         Exhibit 99.2 Certification of Chief Financial Officer.

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

                         GE FINANCIAL ASSURANCE HOLDINGS, INC.
                         -------------------------------------
                                       (Registrant)

Date:  July 31, 2002     By:                /s/ Thomas W. Casey
                             -------------------------------------------------
                                             Thomas W. Casey,
                             Senior Vice President and Chief Financial Officer
                                       (Principal Financial Officer)


Date:  July 31, 2002     By:               /s/ Richard G. Fucci
                             -------------------------------------------------
                                             Richard G. Fucci,
                                       Vice President and Controller
                                      (Principal Accounting Officer)