Form 10-Q
period 2002-09-28
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2002-10-29
CIK 1049537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23375

GE Financial Assurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1829180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6604 West Broad Street, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip Code)

(804) 281-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

At October 29, 2002 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CURRENT AND RETAINED EARNINGS
(Dollar amounts in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 28, 2002	Sept 29, 2001	Sept 28, 2002	Sept 29, 2001
Revenues:
Premiums	$1,733	$1,587	$4,907	$4,817
Net investment income	1,053	1,049	3,201	3,101
Surrender fee income	43	88	145	286
Net realized investment gains	143	70	123	323
Policy fees and other income	184	203	580	644

Total revenues	3,156	2,997	8,956	9,171

Benefits and expenses:
Benefits and other changes in policy reserves	1,521	1,396	4,327	4,251
General expenses	778	745	2,202	2,278
Interest credited	436	433	1,286	1,244
Amortization of intangibles	81	144	263	398
Change in deferred acquisition costs, net	(204)	(241)	(592)	(642)
Interest expense	37	41	104	119

Total benefits and expenses	2,649	2,518	7,590	7,648

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	507	479	1,366	1,523
Provision for income taxes	47	161	300	515

Earnings before minority interest and cumulative effect of change in accounting principle	460	318	1,066	1,008
Minority interest	—	1	3	4

Earnings before cumulative effect of change in accounting principle	460	317	1,063	1,004
Cumulative effect of change in accounting principle, net of tax	—	—	(380)	(15)

Net earnings	460	317	683	989
Retained earnings at beginning of period	6,518	5,692	6,295	5,020

Retained earnings at end of period	$6,978	$6,009	$6,978	$6,009

See Notes to Condensed, Consolidated Financial Statements.

Item 1.    Financial Statements (Continued).

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in millions)

	September 28, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value	$72,889	$60,968
Equity securities available-for-sale, at fair value	955	1,078
Mortgage and other loans, net of valuation allowance	6,962	6,055
Policy loans	1,402	1,151
Short-term investments	181	389
Other invested assets	1,466	1,345

Total investments	83,855	70,986
Cash and cash equivalents	3,052	1,741
Accrued investment income	1,502	1,384
Deferred acquisition costs	4,616	4,265
Goodwill	2,326	2,421
Intangible assets	2,304	2,410
Reinsurance recoverable	2,226	1,950
Other assets	2,309	2,609
Separate account assets	7,277	9,172

Total assets	$109,467	$96,938

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities:
Future annuity and contract benefits	$72,273	$62,247
Liability for policy and contract claims	2,955	2,887
Other policyholder liabilities	1,526	1,144
Other liabilities	6,760	5,539
Short-term borrowings	2,050	1,798
Separate account liabilities	7,277	9,172
Long-term debt	1,171	1,143

Total liabilities	94,012	83,930

Minority interest in and equity of consolidated subsidiaries	340	253
Shareholder’s interest:
Net unrealized investment gains (losses)	1,296	(297)
Derivatives qualifying as hedges	(91)	(168)
Foreign currency translation adjustments	(21)	(28)

Accumulated non-owner changes in equity	1,184	(493)
Common stock	—	—
Additional paid-in capital	6,953	6,953
Retained earnings	6,978	6,295

Total shareholder’s interest	15,115	12,755

Total liabilities and shareholder’s interest	$109,467	$96,938

See Notes to Condensed, Consolidated Financial Statements.

Item 1.    Financial Statements (Continued).

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)
(Unaudited)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Cash Flows From Operating Activities
Net earnings	$683	$989
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in reserves	1,927	2,755
Cumulative effect of change in accounting principle, net of tax	380	15
Other, net	564	174

Net cash provided by operating activities	3,554	3,933

Cash Flows From Investing Activities
Short term investment activity, net	208	641
Proceeds from sales and maturities of investment securities and other invested assets	18,943	13,800
Principal collected on and securitizations of mortgage and policy loans	801	2,220
Purchases of investment securities and other invested assets	(26,839)	(20,187)
Mortgage and policy loan originations	(889)	(946)

Net cash used in investing activities	(7,776)	(4,472)

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	8,304	5,675
Redemption and benefit payments on investment contracts	(5,176)	(4,361)
Net commercial paper borrowings (repayments)	159	(570)
Proceeds from other short term borrowings	1,967	2,220
Proceeds from subsidiary issuance of preferred stock	—	200
Payments on other short term borrowings	(1,870)	(1,485)
Cash received from acquisition of Saison Life Insurance Company	2,406	—

Net cash provided by financing activities	5,790	1,679

Effect of Exchange Rate Changes on Cash	(257)	(24)

Increase in Cash and Cash Equivalents	1,311	1,116
Cash and Cash Equivalents at Beginning of Period	1,741	1,150

Cash and Cash Equivalents at End of Period	$3,052	$2,266

See Notes to Condensed, Consolidated Financial Statements.

Item 1.    Financial Statements (Continued).

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions)
(Unaudited)

1.  The accompanying condensed, consolidated quarterly financial statements represent GE Financial Assurance Holdings, Inc. and its consolidated subsidiaries (collectively “the Company”). All significant intercompany transactions have been eliminated.

2.  These financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the current and retained earnings, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

3.  A summary of changes in shareholder’s interest that do not result directly from transactions with the shareholder follows:

	Three Months Ended
	September 28, 2002	September 29, 2001
Net earnings	$460	$317
Unrealized gains on investment securities—net	1,171	411
Derivatives qualifying as hedges	(8)	(195)
Foreign currency translation adjustments	23	44

Total	$1,646	$577

	Nine Months Ended
	September 28, 2002	September 29, 2001
Net earnings	$683	$989
Unrealized gains on investment securities—net	1,593	570
Derivatives qualifying as hedges	77	55
Foreign currency translation adjustments	7	4
Cumulative effect on shareholder’s interest of adopting SFAS 133	—	(351)

Total	$2,360	$1,267

4.  Effective January 1, 2002, the Company redefined its operating segments. As a result, the Company now reports four operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder’s wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages, (3) Mortgage Insurance, comprised of products intended to protect mortgage lenders against losses caused by mortgage defaults, and (4) Auto and Home Insurance, comprised of products intended to protect against damage to property or injury to the insured or third parties.

For comparative purposes, the information presented below for the periods ended September 29, 2001 has been reclassified to reflect the Company’s redefined operating segments and adjusted to reflect the elimination of goodwill amortization as discussed in Note 5.

	Three Months Ended
	September 28, 2002	September 29, 2001
Revenues
Wealth Accumulation and Transfer	$1,966	$1,807
Lifestyle Protection and Enhancement	862	834
Mortgage Insurance	174	193
Auto and Home Insurance	154	163

Total revenues	$3,156	$2,997

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle
Wealth Accumulation and Transfer	$226	$328
Lifestyle Protection and Enhancement	100	67
Mortgage Insurance	164	127
Auto and Home Insurance	17	(7)

Total earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$507	$515

	Nine Months Ended
	September 28, 2002	September 29, 2001
Revenues
Wealth Accumulation and Transfer	$5,410	$5,620
Lifestyle Protection and Enhancement	2,505	2,411
Mortgage Insurance	574	643
Auto and Home Insurance	467	497

Total revenues	$8,956	$9,171

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle
Wealth Accumulation and Transfer	$569	$923
Lifestyle Protection and Enhancement	259	200
Mortgage Insurance	484	462
Auto and Home Insurance	54	30

Total earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$1,366	$1,615

The following is a summary of assets by operating segment as of September 28, 2002 and December 31, 2001:

	September 28, 2002	December 31, 2001
Assets
Wealth Accumulation and Transfer	$90,832	$79,672
Lifestyle Protection and Enhancement	11,597	10,305
Mortgage Insurance	5,360	4,777
Auto and Home Insurance	1,678	2,184

Total assets	$109,467	$96,938

5.  The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

The Company ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously reported segment information to correspond to the earnings measurements by which businesses will be evaluated. Goodwill amortization expense for the quarter and the first nine months ended September 29, 2001, was $36 million ($29 million after tax) and $92 million ($74 million after tax), respectively. The effect on earnings of excluding such goodwill amortization expense from the third quarter and the first nine months of 2001 follows:

	Three Months Ended
	September 28, 2002	September 29, 2001
Earnings before cumulative effect of change in accounting principle	$460	$317

Earnings before cumulative effect of change in accounting principle excluding 2001 goodwill amortization	$460	$346

Net earnings	$460	$317

Net earnings, excluding 2001 goodwill amortization	$460	$346

	Nine Months Ended
	September 28, 2002	September 29, 2001
Earnings before cumulative effect of change in accounting principle	$1,063	$1,004

Earnings before cumulative effect of change in accounting principle excluding 2001 goodwill amortization	$1,063	$1,078

Net earnings	$683	$989

Net earnings, excluding 2001 goodwill amortization	$683	$1,063

Under SFAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis. A reporting unit is an operating segment unless, at businesses one level below that operating segment (the “component” level), discrete financial information is prepared and regularly reviewed by management, in which case the component is the reporting unit.

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

The result of testing goodwill of the Company for impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $539 million ($380 million after tax), which is reported in the caption “Cumulative effect of change in accounting principle, net of tax”. All of the charges relate to the Auto and Home Insurance segment. The primary factor resulting in the impairment charge was increased price competition in the private passenger automobile insurance industry. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows.

Intangibles Subject to Amortization

	At September 28, 2002		At December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$4,627	$(2,590)	$4,388	$(2,377)
Capitalized software	246	(96)	217	(70)
All other	352	(235)	463	(211)

Total	$5,225	$(2,921)	$5,068	$(2,658)

Amortization expense related to intangible assets, excluding goodwill, for the third quarter of 2002 and 2001 was $81 million and $108 million, respectively, and for the first nine months of 2002 and 2001 was $263 million and $306 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance before the effect of unrealized investment gains or losses, to be amortized over each of the next five years, is as follows:

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

Goodwill

	Wealth Accumulation and Transfer	Lifestyle Protection and Enhancement	Auto & Home Insurance	Mortgage Insurance	Total
Balance, December 31, 2001	$1,169	$690	$539	$23	$2,421
Acquisitions	336	20	—	—	356
Transition Impaired (pre-tax)	—	—	(539)	—	(539)
All other(a)	10	78	—	—	88

Balance, September 28, 2002	$1,515	$788	$—	$23	$2,326

(a)	Other adjustments include the reclassification of certain intangible assets into goodwill upon the adoption of SFAS 142 and the impact of foreign exchange translation adjustments.

6.  At January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings and shareholder’s interest of $15 million and $351 million, respectively, in the first quarter of 2001, primarily attributable to marking to market options and currency contracts used for hedging.

7.  On April 1, 2002, a wholly owned subsidiary, GE Edison Life Insurance Company, acquired Saison Life Insurance Company Limited (“Saison Life”) from Credit Saison Co., Ltd, Saison Group, Ltd. and its other shareholders for 12.8 billion yen, or approximately $100 million. On the date of acquisition, Saison Life had approximately $4.3 billion of assets, including $2.4 billion of cash and $1.3 billion of investments, $0.2 billion of goodwill, $0.3 billion of other intangibles, and $4.3 billion of liabilities and equity, including $82 million of perpetual subordinated debt (included in minority interest). The Company has reflected its initial allocation of purchase price based on the estimated fair values according to preliminary valuations. Such estimated values may change as additional information is obtained and the allocation is finalized.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Three Months Ended September 28, 2002 Compared With the Three Months Ended September 29, 2001

Overview

Net earnings for the three month period ended September 28, 2002 were $460 million, a $143 million, or 45.1%, increase from the three month period ended September 29, 2001. The increase in net earnings primarily relates to a favorable settlement that the Company reached with the Internal Revenue Service during the quarter, which had the effect of significantly reducing the effective tax rate for the quarter. Operating results in the third quarter of 2002 were $28 million higher than the results in the third quarter of 2001 primarily due to an increase net realized gains and lower amortization of intangibles. These factors were partially offset by a decline in policy fees attributed primarily to a decrease in separate account assets, reflecting the performance of the equity markets, and lower surrender fee income due to the declining level of policy surrenders in GE Edison Life Insurance Company.

Sales of the Company’s fixed annuity products and its life and long term care insurance policies increased during the quarter as compared to the same period in 2001. However, sales of structured settlement annuities declined compared to the same 2001 period and sales of variable annuities continued to be adversely impacted by the performance of the equity markets. Sales continue to be strong for the Mortgage Insurance segment; however, revenue is down primarily due to lower persistency driven by the higher level of refinancing and an increase in the level of business retained by mortgage originators through captive reinsurance.

Operating Results

Premiums increased $146 million, or 9.2%, to $1,733 million for the three month period ended September 28, 2002 from $1,587 million for three month period ended September 29, 2001. The increase is primarily related to Saison Life, acquired in April 2002, which contributed $94 million of premiums during the third quarter of 2002. The increase is also the result of new sales of the Company’s life contingent immediate annuity contracts and renewal premiums generated by the Company’s growing block of long term care insurance. Growth in premiums from these products was partially offset by a decline in the Company’s sales of structured settlement contracts.

Net investment income increased $4 million, or 0.4%, to $1,053 million for the three month period ended September 28, 2002 from $1,049 million for the three month period ended September 29, 2001. The increase was primarily attributable to higher levels of average invested assets ($80.4 billion for the three month period ended September 28, 2002 vs. $70.0 billion for the three month period ended September 29, 2001). This increase was partially offset by a decrease in weighted average yields to 5.29% for the three month period ended September 28, 2002 from 5.94% for the three month period ended September 29, 2001.

Surrender fee income decreased $45 million to $43 million for the three month period ended September 28, 2002 from $88 million for the period ended September 29, 2001. The decrease primarily resulted from a decline in the surrender rate for policies assumed as part of the comprehensive transfer of assets and liabilities of Toho Mutual Life Insurance Company to GE Edison Life Insurance Company (the “Toho Transfer”).

Net realized investment gains increased $73 million to $143 million for the three month period ended September 28, 2002. Investment gains are comprised of gross investment gains and gross investment (losses). For the three month period ended September 28, 2002, gross gains and (losses) were $556 million and $(413) million, respectively. Included in these gains were $114 million related to a securitization transaction conducted by its parent (General Electric Capital Corporation). For the three month period ended September 29, 2001, gross gains and (losses) were $173 million and $(103) million, respectively. In the third quarter of 2001, realized gains included $86 million from the securitization of certain financial assets.

Policy fees and other income decreased $19 million, or 9.4%, to $184 million for the three month period ended September 28, 2002, from $203 million for the three month period ended September 29, 2001. Other income is principally comprised of insurance charges made against universal life contracts, revenues from sales of income protection packages, fees assessed against policyholder account values on variable annuities and managed assets, other fee income, and commission income. The decrease in the three month period ended September 28, 2002 was primarily attributable to lower fees earned on variable annuity and interest sensitive life products, reflecting a decline in the market values of assets underlying the contracts, and a decline in sales of income protection packages. These decreases were partially offset by fees earned on managed assets that resulted from the December 2001 acquisition of GE Private Asset Management, formerly Centurion Capital Group, an asset management services company.

Benefits and other changes in policy reserves includes both activity related to changes in reserves for future policy benefits on long-duration life and health insurance products as well as claims costs incurred during the year under these contracts and mortgage insurance and property and casualty products. These amounts increased $125 million, or 9.0%, to $1,521 million for the three month period ended September 28, 2002 from $1,396 million for the three month period ended September 29, 2001. The increase is primarily related to Saison Life, which contributed $69 million of benefits and other changes in reserves during the third quarter of 2002. The increase is also attributable to higher levels of reserves associated with the Company’s life contingent immediate annuities and long term care insurance products resulting from growth in these product lines. Offsetting these increases were declines in structured settlement reserves, resulting from a decline in new sales, and mortgage insurance policies, resulting from favorable development on prior year loss reserves. In addition, the change in reserves for the 2001 period declined due to the run off of the block of business assumed in the Toho Transfer.

General expenses, including commission expense, increased $33 million, or 4.4%, to $778 million for the three months ended September 28, 2002 from $745 million for the three months ended September 29, 2001. This increase is primarily related to increased commissions from volume increases in our life contingent immediate annuity contracts and long-term care businesses partially offset by volume decreases in our variable annuity products and other decreases in general expenses related to digitization projects.

Amortization of intangibles decreased $63 million, or 43.7%, to $81 million for the three month period ended September 28, 2002 from $144 million for the three month period ended September 29, 2001. The Company’s intangible assets primarily consist of PVFP, representing the estimated future gross profit in acquired insurance and annuity contracts. During 2001, amortization of intangibles included goodwill amortization expense. With the adoption of SFAS 142 on January 1, 2002, goodwill is no longer amortized. The decrease also resulted from the run off of the block of business assumed in the Toho Transfer.

Change in deferred acquisition costs, net decreased $37 million, to $204 million for the three months ended September 28, 2002 from $241 million for the three months ended September 29, 2001. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as commissions, printing, underwriting, and policy issuance costs. Under U.S. GAAP, these costs are deferred and recognized in relation to either premiums or gross profits underlying the contracts. The change in deferred acquisition costs is primarily the result of the decline in variable annuity sales, as well as additional amortization of $15 million recognized in connection with the securitization transaction conducted by its parent, as discussed above.

Provisions for income taxes decreased $114 million to $47 million for the three month period ended September 28, 2002 from $161 million for the comparable period ended September 29, 2001. The Company’s effective tax rate of 9.3% is 24.3 percentage points lower than the effective tax rate of 33.6% for the comparable period in 2001. As indicated above, the Company reached a favorable settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts. The benefits associated with the settlement are non-recurring and will be recognized in the third and fourth quarters of 2002. Discontinuing the amortization of goodwill also contributed to the Company’s lower effective tax rate.

Nine Months Ended September 28, 2002 Compared With the Nine Months Ended September 29, 2001

Overview

Net earnings for the first nine months of 2002 were $683 million, a $306 million decrease from the first nine months of 2001. Contributing to this decrease were $380 million of charges related to the cumulative effect of change in accounting principle. Also contributing to the decrease were realized losses in the Company’s investment portfolio (including an approximate $167 million ($110 million net of tax) impairment on securities issued by WorldCom, Inc. and its affiliates). Moreover, the value of separate account assets have decreased causing a decline in the corresponding policy fees and, as anticipated by the Company, policy surrender fee income continue to decline, as fewer policies assumed in the Toho Transfer are lapsing. These events were offset in part by a favorable tax settlement with the Internal Revenue Service and growth in the Company’s invested asset base, resulting in higher investment income levels. The Company also continued to benefit from its streamlining, cost reduction and digitization efforts resulting in lower general expenses in 2002.

Operating Results

Premiums increased $90 million, or 1.9%, to $4,907 million for the first nine months of 2002 from $4,817 million for the first nine months of 2001. The increase is primarily attributable to premiums from Saison Life, which contributed $173 million of premiums during the first nine months of 2002. In addition, new sales of the Company’s life contingent immediate annuity contracts and higher renewal premiums generated by the Company’s growing block of long term care insurance partially offset the decline in the Company’s sales of structured settlement contracts.

Net investment income increased $100 million, or 3.2% to $3,201 million for the first nine months of 2002 from $3,101 million for the first nine months of 2001. The increase was primarily attributable to higher levels of average invested assets ($77.3 billion in first nine months of 2002 vs. $68.4 billion in first nine months of 2001). This increase was partially offset by a decrease in weighted average yields to 5.51% for the first nine months of 2002 from 6.03% for the first nine months of 2001.

Surrender fee income decreased $141 million to $145 million for the first nine months of 2002 from $286 million in the first nine months of 2001. The decrease primarily resulted from lower surrender fee income from the continued decline in the surrender rate for the policies assumed as part of the Toho Transfer.

Net realized investment gains decreased $200 million to $123 million for the first nine months of 2002. Investment gains are comprised of gross investment gains and gross investment (losses). For the first nine months of 2002, gross gains and (losses) were $1,073 million and $(950) million, respectively. Included in these gains were $114 million related to a securitization transaction conducted by its parent. For the first nine months of 2001, gross gains and (losses) were $578 million and $(255) million, respectively. The realized losses in 2002 include the Company’s portfolio losses on securities issued by WorldCom, Inc. and its affiliates of $167 million ($110 million net of tax). The Company’s remaining exposure to WorldCom, Inc. is $42 million. In 2002, realized gains included $29 million from the securitization of certain financial assets (not including the gains associated with the securitization transaction conducted by its parent) compared to the realized gains of $145 million from the securitization of certain financial assets in the comparable 2001 period.

Policy fees and other income decreased $64 million, or 9.9%, to $580 million in the first nine months of 2002 from $644 million in the first nine months of 2001. The decrease in the first nine months of 2002 was primarily attributable to a decline in sales of income protection packages and lower fees earned on variable annuity contracts, reflecting a decline in the market value of the assets underlying the contracts. These decreases were partially offset by fees earned on managed assets that resulted from the December 2001 acquisition of GE Private Asset Management.

Benefits and other changes in policy reserves increased $76 million, or 1.8%, to $4,327 million for the first nine months ended September 28, 2002 from $4,251 million for the first nine months ended September 29, 2001. The increase is primarily related to Saison Life, which added $137 million of benefits and other changes in reserves during the third quarter of 2002. Excluding Saison Life, benefits and other changes in policy reserves decreased as a result of lower levels of reserves associated with the Company’s structured settlement contracts, resulting from a decline in new sales, and mortgage insurance policies, resulting from favorable development on prior year loss reserves offset in part by increased reserves associated with growth in fixed annuity and long term care products.

General expenses, including commission expense, decreased $76 million, or 3.3%, to $2,202 million for the first nine months of 2002 from $2,278 million for the first nine months of 2001. This decrease is primarily the result of reduced compensation and other cost savings initiatives.

Interest credited increased $42 million, or 3.4%, to $1,286 million in the first nine months of 2002 from $1,244 million in the first nine months of 2001. This increase is a result of an increase in underlying reserves arising primarily from sales of fixed annuities and universal life products offset in part by a decline in interest crediting rates on Institutional Stable Value products (Guaranteed Investment Contracts and funding agreements).

Amortization of intangibles decreased $135 million, or 33.9%, to $263 million for the first nine months of 2002 from $398 million for the first nine months of 2001. Amortization of intangibles decreased primarily from the cessation of amortization expense related to goodwill, in accordance with SFAS 142 adopted January 1, 2002. The decrease also resulted from the run off of the block of business assumed in the Toho Transfer.

Change in deferred acquisition costs, net decreased $50 million, to $592 million for the first nine months of 2002 from $642 million for the first nine months of 2001. The change in deferred acquisition costs is primarily the result of the decline in variable annuity sales, as well as additional amortization of $15 million recognized in connection with the securitization transaction conducted by its parent, as discussed above.

Interest expense decreased $15 million, or 12.6%, to $104 million for the first nine months of 2002 from $119 million for the first nine months of 2001. The decrease is a result of lower interest rates on borrowings partially offset by an increase in average debt outstanding.

Provisions for income taxes decreased $215 million to $300 million for the first nine months of 2002 from $515 million for the comparable period in 2001. The Company’s effective tax rate of 22.0% is 11.8 percentage points lower than the effective tax rate of 33.8% for the comparable period in 2001. As indicated above, the Company reached a favorable settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts. The benefits associated with the settlement are non-recurring and will be recognized in the third and fourth quarters of 2002. Discontinuing the amortization of goodwill also contributed to the Company’s lower effective tax rate and the reduction of certain deferred tax liabilities also contributed to this decrease.

Financial Condition

Total assets increased $12.5 billion, or 12.9%, at September 28, 2002 from December 31, 2001. Total investments increased $12.9 billion or 18.1%. The change in investments primarily relates to net purchases of securities funded by operating cash flows and net investment income. All other assets increased $0.3 billion which is primarily the result of cash received from the acquisition of Saison Life, offset by the reduction in separate account assets, resulting from the overall decreased market value of the underlying investment funds.

Total liabilities increased $10.1 billion, or 12.0%, at September 28, 2002 from December 31, 2001. Future annuity and contract benefits increased approximately $10.0 billion, or 16.1%. This increase resulted primarily from the acquisition of Saison Life and the growth in the Company’s long term care and fixed annuity products.

Portfolio Quality

The Company principally invests in investment grade debt and equity securities. The aggregate value of the Company’s investments was $73.8 billion, including gross unrealized gains and (losses) of $3.9 billion and $(1.6) billion, respectively, at September 28, 2002 as compared to $62.0 billion, including gross unrealized gains and (losses) of $1.4 billion and $(1.8) billion, respectively, as of December 31, 2001. The Company regularly reviews the investment securities in its portfolio for impairment based on criteria that include the extent to which carrying value exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeds fair value at September 28, 2002, and based upon application of the Company’s accounting policy for impairment, approximately $550 million of portfolio value is at risk of being charged to earnings over the next 12 months. Impairment losses recognized for the first nine months of 2002 were $400 million, including $218 million ($144 million net of tax) from the telecommunications and cable industries, of which $167 million ($110 million net of tax) was recognized in 2002 related to WorldCom, Inc.

In recent periods the telecommunications and cable industries have experienced significant volatility. The Company holds aggregate investments of $2.9 billion in these industries as of September 28, 2002. These investments are subject to the Company’s policies for other than temporary impairment. Any future losses on the Company’s investments in these industries will depend upon the associated business and economic conditions.

Forward Looking Statements

This document may include certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global, political, economic, business, competitive market and regulatory factors.

Item 4.     Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

(b)  Changes in internal controls.

There have been no significant changes made in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company, like other groups of insurance companies, is involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, which is still in its preliminary stages, and its ultimate outcome, and any effect on the Company, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on the Company’s Consolidated Financial Statements.

On November 1, 2000, GE Life and Annuity Assurance Company (“GE Life”), a subsidiary of GE Financial Assurance Holdings, Inc., was named as a defendant in a lawsuit filed in Georgia state court related to the sale of universal life insurance policies (McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co.). On December 1, 2000, GE Life successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint is brought as a class action on behalf of all persons who purchased certain universal life insurance policies from GE Life and alleges improper sales practices in connection with the sale of universal life policies. No class has been certified. On February 27, 2002, the Court denied GE Life’s motion for summary judgment. The McBride litigation is still in its preliminary stages, and its ultimate outcome, and any effect on the Company, cannot be determined at this time. GE Life intends to defend this lawsuit, including plaintiff’s efforts to certify a nationwide class action, vigorously.

Item 6.     Exhibits and Reports on Form 8-K.

a.  Exhibits.

Exhibit 12	Computation of ratio of earnings to fixed charges.

Exhibit 99.1.	Section 906 Certification of Chief Executive Officer

Exhibit 99.2.	Section 906 Certification of Chief Financial Officer

b.  Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE FINANCIAL ASSURANCE HOLDINGS, INC. (Registrant)

By:	/s/ THOMAS W. CASEY
THOMAS W. CASEY, Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2002

By:	/s/ RICHARD G. FUCCI
RICHARD G. FUCCI, Vice President and Controller (Principal Accounting Officer)

Date: October 29, 2002

CERTIFICATIONS

I, Michael D. Fraizer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of GE Financial Assurance Holdings, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL D. FRAIZER
Michael D. Fraizer, Chief Executive Officer

Date: October 29, 2002

I, Thomas W. Casey, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of GE Financial Assurance Holdings, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS W. CASEY
Thomas W. Casey Chief Financial Officer

Date: October 29, 2002