Form 10-K
period 2002-12-31
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2003-03-07
CIK 1049537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23375

GE FINANCIAL ASSURANCE HOLDINGS, INC.

(Exact name of registrant as specified in our charter)

Delaware	54-1829180
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6604 West Broad Street Richmond, Virginia	23230	(804) 281-6000
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $1.00 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

At March 7, 2003, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 7, 2003. None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1. Business.

GE Financial Assurance Holdings, Inc. (“GE Financial Assurance”, together with its subsidiaries, the “Company”, “we”, “us” or “our” unless context otherwise requires), through its direct and indirect subsidiaries, is engaged in helping consumers accumulate wealth, receive dependable income streams, protect their lifestyles and assets, and transfer wealth. We do this through a family of regulated insurance subsidiaries that focuses on providing annuities, life insurance, retirement plans, investment contracts, long-term care insurance, supplementary health and accident coverage, mortgage insurance, consumer protection packages, and property and casualty insurance, almost entirely in North America and Japan.

Our financial information, including the information contained in this report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above mentioned reports, may be viewed on the Internet at www.ge.com/en/company/investor/secfilings.htm. Alternatively, reports filed with the United State’s Securities and Exchange Commission (“SEC”) may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC’s Internet site at www.sec.gov.

Ownership of the Company

At December 31, 2002, all of our outstanding common stock was owned by General Electric Capital Corporation (“GE Capital”), a wholly owned subsidiary of General Electric Capital Services, Inc., which in turn is wholly owned, directly or indirectly, by General Electric Company (“GE”). Our principal executive offices are located at 6604 West Broad Street, Richmond, Virginia 23230 (telephone (804) 281-6000).

GE Capital provides a wide variety of financing, asset management, and insurance products and services which are organized into five operating segments. These segments are (1) GE Commercial Finance; (2) GE Consumer Finance; (3) GE Equipment Management; (4) GE Insurance; and (5) Other. The long-term debt obligations of GE Capital are rated “AAA” by Standard & Poor’s Rating Services (“S&P”) and “Aaa” by Moody’s Investors Services, Inc. (“Moody’s”). GE Financial Assurance’s segments operate within the GE Insurance and Other segments of GE Capital.

On March 5, 2003, GE Capital contributed all of our outstanding common stock to GEI, Inc., a newly formed holding company. GEI, Inc. is a wholly-owned subsidiary of GE Capital.

Strategy

We believe that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to healthy lifestyles and medical advances, the reduction in government and employer-sponsored benefit programs, increased home ownership and the increased need for estate planning for the most affluent group of retirees in history, have increased, and will continue to increase, the demand for innovative products and services to solve financial needs and challenges. Our strategy is designed to take advantage of these trends by offering a broad array of insurance and investment products and services to serve key consumer financial needs at each stage of life. We do this through four primary channels of distribution. See sections related to Marketing and Distribution.

Our approach is to maintain a number of businesses with distinct product and distribution capabilities designed to deliver innovative products and services to help consumers invest, protect, and retire. Most of our financial services products are targeted at middle to upper income consumers, individuals employed by small to mid-sized companies and homebuyers.

Our strategy is to be a consumer retirement income and personal protection provider through (i) intense customer focus, (ii) core growth of product capabilities, distribution reach, and service content and (iii) cost and speed competitiveness. These elements are further supported by a strong foundation of operating fundamentals. Our strategy consists of the following elements:

•	Customer Focus. We focus on three sets of customers: (i) consumers, (ii) insurance and investment distribution partners/producers and (iii) mortgage originators. We concentrate on being customer needs driven and on simplifying consumers’ financial lives through sound products, world-class service, and ease of doing business. In order to accomplish this, we have positioned ourselves to go beyond providing products, to offering financial planning tools, education and advanced support units for producers. This enables consumers to have more options and achieve more personalized solutions for their financial needs. By providing financial solutions and service for every stage of a consumer’s life, we believe that we will differentiate ourselves and create an affinity with customers that will translate into lifetime relationships. In addition, we focus on continuously expanding the support services and technology offered through our distribution channels.

•	Growth. This element begins with our focus on driving core business growth, building our distribution capabilities and maintaining a broad range of fresh innovative products and services. Our business units focus on key customer groups and distribution channels that are well positioned to maximize marketplace penetration. We believe that our customers are becoming increasingly sophisticated in assessing needs for savings, insurance and retirement. Our products and services are designed to meet needs based on input from customers and the distributors who service them through a variety of means including customer advisory councils and producer round tables. To obtain this input, we endeavor to create and maintain direct contact with our key customer groups, as well as the distributors who service them. We see branding as increasingly important in the competitive financial services industry. As such, we actively promote the GE brand, which is highly attractive to consumers and distributors.

Our distribution strategy is focused on penetrating our targeted markets through four types of distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors, (iii) worksite brokers and (iv) direct and affinity based marketing. Through each distribution type, core growth will be driven by strong product development, disciplined marketing and sales efforts for specific distribution relationships, and selective cross marketing of products.

We offer a broad array of insurance, investment, and protection products and services designed to meet the needs of consumers. Our primary focus will be on increasing sales of those products and striving for differentiation by enhancing, new product development, service capabilities and content, distribution effectiveness, and marketing. Our strategy includes regularly reviewing the performance of our products and business unit to drive the optimal total return on capital. We will continue to consider selectively small acquisitions in targeted markets and distribution channels. We monitor our products and business units that are not meeting our return on capital targets and implement actions to improve return and, if such actions do not sufficiently improve returns, consider the disposition of such products or business units.

•	Cost and Speed Competitiveness. We recognize that consolidation in the financial services industry will create fewer, but larger competitors. Our ability to effectively compete will be dependent upon, among other things, our ability to: maintain or build distribution reach; introduce innovative products; deploy appropriate investment strategies; maintain or achieve operating scale; ensure cost competitiveness through the use of effective sourcing, outsourcing; deploy enhanced technologies to achieve operational efficiencies and manage risk and compliance practices effectively. In addition, we believe the speed and responsiveness of business processes is critical to being competitive. Our continued commitment to bring together our distinct businesses and recent acquisitions into integrated platforms with common information systems is designed to create a competitive advantage in the marketplace. While we believe that the diversity of our distribution channels is a competitive advantage, we recognize the need to coordinate our efforts to provide a unified face to our customers and distributors. We are committed to operations/service excellence through the implementation of quality initiatives and technology to provide insightful business information and efficient responses to consumer inquiries, needs and requests. Further, we are continuously analyzing means by which we can digitize and e-enable processes. Our e-business effort is broad-based and involves conducting a growing portion of our business processes and transactions with our financial intermediaries and sales agents over the Internet as well as using digital approaches in key business processes such as underwriting. Benefits from this approach include improved customer service, expanded product and service offerings, and increased operating efficiency for both our customers and us.

Strong Foundation of Operating Fundamentals. Our dedication to providing quality products to our customers rests on maintaining a strong risk management, compliance and controllership focus. This focus provides a solid foundation for our successful execution of our business strategy. Risk management, compliance and controllership processes have been a long-standing strength of and the Company, GE Capital and GE. We have developed processes and practices appropriate for our operating businesses leveraging the experience of the GE system. We maintain a dynamic system of internal controls designed to ensure accurate financial reporting, appropriate design of products and management of in-force blocks of business, sound investment management, adherence to compliance and regulatory practices, protection of physical and intellectual property, and efficient use of resources.

Acquisitions

Although we have made a number of significant acquisitions since our formation, our current acquisition strategy is to focus on making selective, small acquisitions. The following table sets forth the primary acquisitions and other transactions that we have completed over the last three years, with a brief description of the new products and principal distribution channels each has brought.

Transaction	Date	Principal Products	Principal Distribution Channels

Saison Life Insurance Company Limited	April 2002	Life insurance, health and annuity products	Dedicated sales force/intermediaries/affinity

Centurion Capital Group	December 2001	Asset management services	Dedicated sales force/intermediaries

The Travelers Transaction	July 2000	Long-term care insurance products	Intermediaries

Phoenix American Life Insurance Company	April 2000	Life insurance, disability and dental products	Dedicated sales force in concert with Worksite Brokers

Toho Mutual Life Insurance Company (insurance policies and related assets)	March 2000	Life insurance, health, and annuity products	Acquired block of business

In April 2002, a wholly owned subsidiary, GE Edison Life Insurance Company (“GE Edison”), acquired Saison Life Insurance Company Limited (“Saison Life”) from Credit Saison Co., Ltd., Saison Group, Ltd. and its other shareholders for 7.8 billion yen, or approximately $61 million, representing a 12.8 billion yen payment to shareholders less 5.0 billion yen of contingent debt. Saison Life was subsequently merged with and into GE Edison.

In December 2001, we acquired Centurion Capital Group, subsequently renamed GE Private Asset Management (“GEPAM”), for approximately $90 million. GEPAM is a West Coast based asset management company.

In July 2000, we acquired 90% of the long-term care insurance portfolio of Citigroup’s Travelers Life and Annuity unit and certain assets related thereto for $411 million (“the Travelers Transaction”). In addition, we have entered into agreements with certain Citigroup companies to underwrite and distribute long-term care insurance through a long-term strategic alliance. Under these agreements, we will market to the distribution channels of Citigroup, including Travelers.

In April 2000, we acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Mutual Life Insurance Company, and certain related companies for approximately $284 million. Phoenix American Life Insurance Company, subsequently renamed GE Group Life Assurance Company, provides insurance and administrative services to small and mid-size companies.

Effective March 2000, we acquired, by means of a comprehensive transfer (“the Toho Transfer”) in accordance with the Insurance Business Law of Japan, the restructured insurance policies and selected assets of Toho Mutual Life Insurance Company, a Japanese life insurer (“Toho”). Toho’s operations had been suspended by the Japanese Financial Services Agency in June 1999. In connection with this transaction, GE Edison (i) assumed approximately $21.9 billion of restructured policyholder liabilities (new surrender charges, reduced benefits and lower policy guarantees) and other obligations, (ii) received $20.3 billion of cash (including $3.6 billion from Japan’s Policyholder Protection Corporation) and certain invested assets, (iii) acquired the common stock of GE Edison held by Toho, and (iv) terminated its reinsurance arrangements with Toho. The difference between the policyholder liabilities assumed and the cash and invested assets received is attributable to the present value of future profits on the transferred insurance policies. GE Edison had previously acquired Toho’s operating infrastructure in March 1998.

We accounted for the above referenced acquisitions under the purchase method of accounting and, accordingly, the results of operations of the restructured insurance contracts and related assets have been included in our Consolidated Financial Statements since the respective effective dates of the acquisitions.

Operating Segments

Our product offerings are divided along four segments of consumer needs: (i) Wealth Accumulation and Transfer, (ii) Mortgage Insurance, (iii) Lifestyle Protection and Enhancement and (iv) Auto and Home Insurance. These operating segments, including their principal products and methods of distribution are discussed below.

Wealth Accumulation and Transfer Segment

Our Wealth Accumulation and Transfer segment is designed to provide customers with insurance and investment vehicles to accumulate wealth (generally on a tax-deferred basis), receive dependable income streams, and transfer wealth to beneficiaries or replace the insured’s income in the event of premature death. Our principal product lines under this segment are (i) annuities, (ii) guaranteed investment contacts (“GICs”) and funding agreements, (iii) life insurance, and (iv) mutual funds.

Principal Products

Annuities

Single and Flexible Premium Deferred Annuities—North America

Premiums related to single and flexible premium deferred annuities are reported as deposit liabilities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fixed Annuities. A fixed single premium deferred annuity (“SPDA”) provides for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. A flexible premium deferred annuity (“FPDA”) provides the same features but allows the owner to make additional payments into the contract. During the accumulation period, the insurance company credits the account value of the annuity with interest earned at the current interest rate (the crediting rate) that is guaranteed for a period of one to five years, at the owner’s option, and thereafter is subject to change based on prevailing market rates and product profitability. Each contract also has a minimum guaranteed rate. Accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our annuity contract holders retain their policies for 5 to 10 years. After the number of years specified in the annuity contract, the owner may elect to take the proceeds of the annuity as a single payment, a specified annuity income for life, a specified annuity income for a fixed number of years or a specified income for a fixed number of years and for life thereafter. The policy owner is permitted at any time during the accumulation period to withdraw all or part of the single premium paid plus the amount credited to the contract holder’s account subject to contract provisions such as surrender charges that vary from product to product.

In 2002, issued policies imposed surrender charges that varied from 5.0% to 8.0% of the account value starting in the year of policy issue and decreasing to zero over a six to nine year period. After the contract is in-force, an owner may withdraw annually up to 10% of the account value without penalty. At least once each month, we establish an interest crediting rate for our new fixed SPDA and FPDA policies. In determining our interest crediting rate on new policies, we consider the competitive position, prevailing market rates and the profitability of the annuity product. After policy issue, we maintain the initial crediting rate for a minimum period of one year or the guarantee period whichever is longer. Thereafter, we may adjust the crediting rate no more frequently than once per year for a given SPDA or FPDA policy. All of our fixed annuity products have minimum guaranteed crediting rates ranging from 2.0% to 5.5% for the life of the contract.

Modified Guarantee Annuity. A modified guarantee annuity provides for a single premium payment at the time of issue, an accumulation period, and a payout period without penalty. The main difference from a single premium deferred annuity is that it includes a market value adjustment that may vary based on interest rates and may be positive or negative and may be applied to the amount payable on surrender, withdrawal or transfer. The crediting rate may be guaranteed for periods from 1 to 20 years and may be renewed on currently available terms. Surrender charges may apply for the period of the guarantee. The minimum guaranteed credited rate is 3.0%.

Variable Annuities. A variable annuity has an accumulation period and a payout period. The main difference from a fixed SPDA or FPDA is that the contract holder can place a portion of their premiums in a separate account maintained for variable annuities, distinct from our general account assets and liabilities.

Contract holders have the discretion to allocate their premiums among several available subaccounts (which invest in portfolios of mutual funds), as well as a fixed account, which is part of the general account assets. The cash surrender value of a variable annuity policy depends on how long payments have been in the policy and the performance of the underlying funds in which the contract holder has allocated assets. There is not guaranteed minimum rate of return in the subaccounts. Similarly, during the variable annuity’s payout period, the payments distributed may fluctuate with the performance of the underlying subaccounts selected (a fixed annuity payout may also be available depending upon the individual contract provisions). Variable annuities provide us with fee-based revenue in the form of mortality and expense charges, as well as administrative fees charged to assets allocated to the separate account.

Some of our variable products include guaranteed minimum death benefit (“GMDB”) features. As of December 31, 2002, the account value of these products was approximately $8.7 billion, with related death benefit exposure of approximately $2.7 billion. Approximately 73% of this in-force exposure is reinsured. At December 31, 2002 policies with GMDB features not covered by reinsurance had an account value of $2.4 billion and a related death benefit exposure of $409 million. In addition to reinsurance, we establish reserves equal to the accumulated value of the charges for the benefit less any death benefit claims. These reserves are then tested stochastically, using historical return and volatility parameters, to ensure that they are adequate. We evaluate our pricing of the GMDB features and seek price increase when appropriate. Due to reinsurers withdrawing from the market place and revising their quoting processes, we do not anticipate reinsurance to be a viable method of transferring risks for new business in the future.

We have not offered, and do not anticipate offering, variable annuity products with guaranteed minimum income benefits that (i) allow the customer an option whether to exercise the guarantee after the contract has been issued, (ii) allow the customer to allocate assets among multiple subaccounts and (iii) allow the customer to time the market with lump sum investments. These types of products are sometime referred to as Guaranteed Minimum Income Benefit (“GMIB”) products. In addition, we have not offered variable annuity products with guaranteed minimum accumulation benefits, which are sometimes referred to as Guaranteed Minimum Accumulation Benefits (“GMAB”) products.

One of our variable annuities, the GE Retirement Answer (“GERA”) annuity, does guarantee a minimum income stream at the end of the accumulation period. However, GERA does not have the other features of a GMIB product described above. GERA is a variable deferred annuity that has a minimum 10-year scheduled purchase payment period. The customer must select the annuitization date at the time of application. The purchase payments are systematically allocated to a single underlying balanced investment portfolio managed by an affiliate. If a contract holder makes the required scheduled payments, they are guaranteed a minimum income stream at the end of the accumulation period. This payment stream may be higher than the minimum based upon the performance of the underlying separate accounts of the product. GERA was a new product launched in 2002 and our deposits received were $60.7 million. GERA has a different risk profile than the GMIB products discussed above. Purchase payments are invested in a single, balanced portfolio, avoiding the potential concentration of investment risk in less diversified sub-accounts. The scheduled purchase payments automatically “dollar cost average” the investments during the accumulation period. This dollar cost averaging provides some protection against significant losses during periods of market volatility. GERA also has a ten-year minimum accumulation period and a minimum ten-year payout period, providing further protection against short term market volatility.

Fixed Single Premium Deferred Annuities—Japan

We offer SPDAs in Japan, with certain variations from those offered in North America. Initially, the applicant must select either a yen or dollar-denominated policy. The policyholder assumes the risk associated with any currency fluctuations. During the accumulation period, we credit the account value of the annuity with interest earnings at a guaranteed interest rate. This accrual of interest during the accumulation period is generally on a tax-deferred basis to the policyholder. After the number of years specified in the annuity contract, the policyholder may elect to take the proceeds of the annuity as a single payment or a specified income payment for a fixed number of years. The policyholder is permitted at any time during the accumulation period to withdraw the single premium paid plus the interest credited to his account. Policies issued impose surrender charges that vary from 6.5% to 10.5% of the account value starting in the year of policy issue and decrease to zero over a 5 to 8 year period.

On a monthly basis, we establish a guaranteed interest rate for our new fixed SPDA policies. Our interest crediting rates on new policies are determined based on the previous month’s U.S. Corporate Bond Rate and the Japanese Government Bond Rate.

Single Premium Immediate Annuities—North America

A single premium immediate annuity (“SPIA”) provides for a single premium at the time of issue and guarantees a series of payments beginning immediately and continuing over a period of years and, in some cases, for the life of the annuitants. SPIAs provide long-term guaranteed benefit payments utilizing a fixed interest rate assumption. Our SPIAs fall into two categories, retirement annuities and structured settlements.

SPIAs differ from deferred annuities in that they generally provide for the payments to begin immediately, for the payments to be contractually guaranteed, and that the policyholder may not borrow from or surrender the annuity. The benefit payments on SPIAs are based on market conditions when the policy is issued and are guaranteed for the term of the annuity. Since SPIAs are not subject to surrender or borrowing by the policyholder, they provide the opportunity for an insurance company to match closely the underlying investment of premium received to the cash benefits to be paid under a policy, thereby providing an anticipated margin for expenses and profit, subject to credit, reinstatement and, in some cases, mortality risk.

Retirement Annuities. SPIAs used for dependable retirement income purposes are identical to those used to facilitate structured settlements in that payments begin immediately, cannot be surrendered or borrowed against and guarantee a fixed stream of benefits. Retirement annuities are typically sold to annuitants approaching retirement and, therefore, are somewhat shorter in average contract life than structured settlement annuities. We anticipate higher sales of retirement annuities to coincide with the demographic shift towards more people reaching retirement age and focusing on their need for dependable retirement income.

Structured Settlements. Structured settlements provide an alternative to a lump sum settlement in a personal injury case and are generally purchased by property and casualty insurance companies for the benefit of an injured claimant with benefits scheduled over a fixed period and/or for the life of the claimant thereafter. Structured settlements offer tax advantaged long-range financial security to the injured party and facilitate claim settlement for the casualty insurance carrier. First Colony Life Insurance Company (“First Colony”) was a pioneer in this business in the late 1970’s and early 1980’s and has consistently been a significant provider since the market’s inception. General Electric Capital Assurance Company (“GE Capital Assurance”) has been a significant provider since 1993.

Structured settlement contracts are long-term in nature, guarantee a fixed benefit stream and generally cannot be surrendered or borrowed against. Some structured settlement contracts provide for guaranteed payments for a predetermined period only and do not depend on the survival of the annuitant. Such contracts have no mortality risk element. Other structured settlement contracts provide for payments dependent on the survival of the annuitant. The mortality risk portion of our liability with respect to such policies is included in future annuity and contract benefit liabilities. On structured settlement contracts, we maintain pricing disciplines to earn acceptable returns, which for 2002 made our pricing less competitive resulting in lower sales of these issued contracts. We will continue to monitor pricing levels in the structured settlement market and will pursue new business selectively.

GICs and Funding Agreements—North America

GICs and Funding Agreements are deposit-type products that provide a guaranteed return to the contract holder. GICs are purchased by Employee Retirement Income Security Act (“ERISA”) qualified plans, including, but not limited to, 401(k) plans where plan participants elect a stable value option. Funding Agreements, which operate substantially similarly to GICs, are purchased by institutional accredited investors for various kinds of funds and accounts that are not ERISA qualified. Examples of purchasers include money market funds, bank common trust funds and other corporate and trust accounts.

GICs typically credit interest at a fixed interest rate and have a fixed maturity typically ranging from two to six years. A small percentage of GICs (based on dollar amount) use an index instead of a fixed rate. Both rates and maturities are set at the time of sale.

Substantially all GICs allow for the payment of benefits at contract value to ERISA plan participants in the event of death, disability, retirement or change in investment election. We underwrite these risks before issuing a GIC to a plan. We rarely incur losses under these options. In addition, we require plans buying our GICs to have certain restrictions on participant transfers to money market and similar funds in order to reduce disintermediation risk. Our GICs can also be terminated prior to their maturity by the contract holder, but only after an adjustment to the contract value for changes in the level of interest rates and the application of a significant penalty.

Funding Agreements credit interest at a rate that is indexed to U.S. Dollar LIBOR (London Interbank Offered Rate) or that is fixed at time of purchase. Indexed Funding Agreements are typically renewed annually; however, a majority of these contracts contain a “put” provision through which either we or the contract holders can terminate the Funding Agreement after giving notice within the contract’s specified notice period (generally a period of 90 days or less). As of December 31, 2002, the aggregate amount of Funding Agreements with put options containing notice periods of 30 days or less was $750 million. As of December 31, 2002 and December 31, 2001, the aggregate amount of our outstanding Funding Agreements with put option features was approximately $3.2 billion and $3.0 billion, respectively. We have established a line of credit with GE Capital to provide liquidity in the event of an unusual level of early terminations. We have an aggregate amount outstanding of $3.1 billion of Funding Agreements that contain no early termination provision.

The risk management process for Funding Agreements requires controls on both the liabilities and the assets supporting this product. The liabilities have limits on exposure to a customer, on “put” exposure to individual customers and on the overall portfolio put exposure. Further, we have established limits for exposure to asset types, maturity terms, index mismatch and quality ratings. Collectively, we believe these risk management approaches provide for sound product line liquidity.

Life Insurance—North America

Term Life Insurance. Term life insurance provides life insurance protection for a limited time during which a death benefit is paid if the insured dies during the specified term. Our term life insurance products offer competitively priced graded premium life insurance products that offer low cost insurance protection. These products generally have level premiums for initial terms of 1, 5, 10, 15, 20 or 30 years and give the policyholder the contractual right to continue coverage for life. We also offer term life insurance coverage to employers for the benefit of their employee. These policies pay predetermined benefits upon the death of an employee and also provide continuation of coverage in the event of permanent and total disability.

Permanent Life Insurance. Permanent life insurance provides life insurance protection for the entire life of the insured and, unlike term life insurance, has an investment component. Our permanent life insurance products include a variety of guaranteed premium interest-sensitive whole life, universal life and variable universal life insurance, and employee plans/salary savings products.

Life Insurance—Japan

Term Life Insurance. The term life insurance policies that we offer in Japan generally have initial terms of 10 or 15 years and are only sold as non-participating (non-profit sharing) policies. Attached riders provide coverage including, but not limited to, accident and health insurance.

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

Mutual Funds—North America

Through our subsidiary, GE Investment Distributors, Inc., we offer certain mutual funds to retail and institutional customers through various distribution channels. These funds are managed by our affiliate, GE Asset Management Incorporated (“GEAM”), a wholly owned subsidiary of GE.

In addition, we market GE Investments Funds, Inc. (“GEI Funds”), a family of mutual funds also managed by GEAM and offered exclusively as investment vehicles for certain variable annuity contracts and variable life insurance policies issued by us or by other affiliated insurers.

Methods of Distribution

Our distribution of Wealth Accumulation and Transfer products is currently accomplished through three primary distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors, and (iii) worksite brokers. See sections related to Marketing and Distribution.

Competition

In the Wealth Accumulation and Transfer segment we compete with other large and highly rated insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries that offer annuities, mutual funds and other retirement income products. There are approximately 1,200 life insurers operating in the United States and 45 operating in Japan. We believe that the principal competitive factors in the sale of insurance and investment products are product features, distribution strength, commission structure, perceived stability of the insurer, insurer financial strength ratings, service, name recognition, price and cost efficiency. Many other companies are capable of competing for sales in our target markets. Our ability to compete is affected in part by our ability to provide competitive products and quality service to consumers, general agents, licensed insurance agents and brokers. We believe that we compete primarily on the basis of our high level of customer focus, brand, financial strength and competitively priced products.

Mortgage Insurance Segment

We sell mortgage insurance products to expand home ownership opportunities by providing coverage on residential first mortgages when individuals purchase homes with less than a 20% down payment. Our mortgage insurance products are marketed in the United States and are designed to protect mortgage lenders and secondary market participants against loss in the event of default on first lien residential loans. Mortgage insurance also facilitates the sale of mortgage loans in the secondary mortgage market, principally to Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), providing increased liquidity to mortgage originators. If the homeowner defaults, mortgage insurance reduces and in some instances, eliminates the loss to the insured institution.

A significant risk faced by the Mortgage Insurance segment is losses resulting from general or regional economic down-turns. As the number of borrowers who default on their loans increases, and/or housing values decline, mortgage insurers, including our mortgage insurance subsidiaries, could experience significant losses. In order to mitigate this risk we establish underwriting criteria that ensures that we insure mortgage loans that have a lower risk of defaulting in an economic down-turn. To protect against concentration and other risks, we also monitor our portfolio characteristics including loan-to-value ratio, loan type (fixed rate, adjustable rate, balloon, other), loan term, property type (single family vs. 2-4 family), condominium, co-op, other), and occupancy (owner-occupied, 2nd home, investor property). We also monitor geographic dispersion of the insurance portfolio and take steps to avoid geographic concentration as a mitigant to this risk. No one state had a concentration greater than 10% and no one Metropolitan Statistical Area had a concentration greater than 5%.

We also monitor borrower credit quality. The credit quality of portfolios can be analyzed using several factors; however, a “FICO” score is generally used as an indicator of the portfolio quality The Fair Isaac and Company (“FICO”) credit scoring model calculates a score based on a borrower’s credit history. This credit score is used to predict the future performance of a loan with a higher credit score indicating a lower likelihood that a borrower will default on a loan. FICO credit scores range up to 850 with a score above 620 generally viewed as a prime quality loan. Our portfolio has a relatively high average FICO score of 702, reflecting the fact that we principally participate in the prime market.

Mortgage Insurance is also significantly impacted by lapse rates, which are in turn influenced by changes in interest rates and home values. Declining interest rates and a rise in home values increase the number of loans refinancing thereby increasing the lapse rate of our mortgage insurance policies. Often, refinanced loans (in contrast to purchase money loans) require no mortgage insurance because homes have appreciated, reducing the loan-to-value to 80% or below. In addition, we incur higher origination costs in our efforts to replace these lapsed policies. These factors were particularly present in recent years. Falling interest rates, coupled with strong appreciation of housing values resulted in relatively high lapse rates of 42% and 36% in 2002 and 2001, respectively. However, during this period we were able to write high volumes of new mortgage insurance to partially offset these high lapse rates. Our new mortgage insurance written was 95% and 82% higher in 2002 and 2001, respectively, than new business written in 2000.

Lender concentration is another source of potential risk. Ten lenders accounted for 48% of the new insurance we wrote in 2002 (51% in 2001). Lender consolidation and concentration has increased significantly in the last several years. In addition, approximately 80% of loans insured by us are sold to either Freddie Mac or Fannie Mae, further concentrating our customer base. Accordingly, we carefully monitor these business relationships. Both large lenders and Freddie Mac/Fannie Mae possess the market power that allows them to wield significant influence over the activities of all mortgage insurers, including products offered, risk sharing agreements, services provided, and other business activities.

We, either directly or through an affiliate, perform contract underwriting services for lenders in which a determination is made whether a mortgage loan application files comply with the lender’s loan underwriting and investment guidelines. We also provide an interface to submit such data to the automated underwriting systems of Fannie Mae and Freddie Mac, which independently judge the data. Such services are provided for loans that require private mortgage insurance as well as loans that do not require private mortgage insurance.

Principal Products—North America

The majority of mortgage insurance policies issued provide coverage on a monthly basis, insuring only a portion (normally 15%–30%) of the mortgage loan balance. Mortgage insurance policies are non-cancelable by the insurer, except for non-payment of premium. These policies remain renewable at the option of the insured at the renewal rate determined when the loan was initially insured.

We primarily issue mortgage insurance policies for individual loans at the time the loan is originated, which is generally referred to as “flow” insurance. However, we occasionally enter into “bulk” transactions with lenders, under which a portfolio of loans will be insured for a negotiated price. Default loss protection in the bulk channel is provided on an individual loan basis, but usually with an aggregate limit on our exposure on the entire portfolio. Bulk insurance constituted less than 10% of our new insurance written in 2002 based upon dollars of loans insured. In both flow and bulk mortgage insurance there are coverage limits on individual loans. If the homeowner defaults, mortgage insurance reduces and in some instances, eliminates the loss to the insured institution.

In addition to flow and bulk mortgage insurance business, mortgage insurance is also written on a pool basis. Under pool insurance the mortgage insurer provides coverage on a group of specified loans, typically for 100% of all losses, subject to an agreed aggregate loss limit. In recent years we have not written traditional pool insurance, due to pricing that is inadequate for us to earn acceptable returns, difficulty in achieving acceptable geographic dispersion, and historical loss severity associated with 100% loan-level coverage.

Methods of Distribution

Our distribution of Mortgage Insurance is accomplished through a dedicated sales force that markets to financial institutions and mortgage originators. See sections related to Marketing and Distribution.

Competition

The private mortgage insurance industry in the United States currently consists of seven active mortgage insurers. The mortgage insurance industry also competes directly with federal and state governmental and quasi-governmental agencies (primarily the Federal Housing Administration and the Veterans Administration) that provide government subsidized alternatives to mortgage insurance. Fannie Mae and Freddie Mac may also be seen as competitors, in that they are compensated for assuming risk that otherwise could have been insured by mortgage insurance. We also compete with loans that are structured as a loan with a first and second mortgage combined to avoid mortgage insurance. Lenders originate a first mortgage that has a loan to value ratio below the level at which investors require mortgage insurance and then issue second mortgage for the remainder of the required loan amount.

We believe that the principal competitive factors in the sale of mortgage insurance are product features, perceived stability of the insurer, insurer financial strength ratings, related services, price and cost efficiency. We compete through the provision of complementary products and services, maintaining and expanding existing customer relationships, and effectively using technology in the delivery and servicing of our products.

Lifestyle Protection and Enhancement Segment

We sell a variety of products primarily in North America including (i) long-term care insurance, (ii) consumer protection packages and (iii) supplemental health and accident insurance. Lifestyle Protection and Enhancement products are used by customers to protect their income and assets from the adverse economic impacts of significant healthcare costs and unanticipated events that cause temporary or permanent loss of earnings capabilities. We also provide consumers with club membership opportunities that are primarily consumer protection packages allowing coverage of or discounts on certain personal expenses (auto towing, dental care, etc.). We are among the leading companies in the sale of individual long-term care insurance policies when measured by first-year annualized premiums and policies in-force.

Principal Products—North America

Long-Term Care Insurance

Long-term care insurance policies provide coverage within prescribed limits for nursing facilities, community and in-home care. The demand for long-term care insurance policies is expected to increase due to heightened awareness of such products among senior citizens and the rapid growth of the senior population. Since these policies are long duration policies, future experience may be different than expected. We will continue to closely monitor trends and developments that may impact the risk, pricing and operating results for this product.

Coverages in-force for nursing facilities include both expense incurred (subject to limitations) and daily fixed dollar benefit policies. Currently, only expense incurred policies subject to a monthly maximum are being sold, with an elimination period (which, similar to a deductible, requires the insured to pay for a certain number of days of the nursing facility stay before the insurance coverage begins) and a maximum benefit amount. Home healthcare benefits pay covered charges, after Medicare coordination, and are also subject to a monthly maximum dollar limit and an overall maximum benefit amount. The applicant may select from one of several available benefits levels. Our policies are guaranteed renewable and, consequently, we reserve the right to raise future premiums for all policyholders by state and class. Premiums will not increase due to changes in an individual’s health status or age but may increase depending on the performance of a relevant group of policies.

Accident and Health

We offer accident, health and disability products to employers, associations, affinity groups and individuals. We believe that offering a broad range of products is essential to being a preferred financial services provider of benefits and effectively meeting the needs of employers and consumers. Our products include a variety of coverages such as dental, disability, medical stop loss, fully insured medical and accidental death policies. These policies pay benefits upon the occurrence of a covered event, or in the case of disability income, provide continuous payments to an insured during periods of disability. Medical stop loss policies allow employers to self-fund medical programs providing improved cash flows and plan administration services. Medical stop loss and fully insured policies pay covered medical claims when they are incurred and approved. To mitigate risks in our accident and health products, defined benefit limits are generally incorporated in product design.

Consumer Protection Packages

We are a provider of membership-based products and services, including auto clubs, discount dental and legal service plans and other membership-related clubs. These products are typically sold through affiliations with major banks, retailers, oil companies, communications companies, credit card issuers and associations. We pay a portion of consumer membership fees to the affiliated organizations, representing compensation for marketing rights.

Principal Products—Japan

Medical Insurance. Medical insurance provides supplemental medical protection (benefits paid in addition to any other coverage the policyholder may have, including the national healthcare system) for a fixed period or for a lifetime. In the case of hospitalization, a certain, fixed amount is paid daily based on the length of hospitalization up to a maximum number of days per stay and up to a cumulative maximum number of days per policy.

Methods of Distribution

Our distribution of Lifestyle Protection and Enhancement products is currently accomplished through four primary distribution methods: (i) intermediaries, (ii) dedicated sales forces and financial advisors, (iii) worksite brokers and (iv) direct and affinity based marketing. See sections related to Marketing and Distribution.

Competition

In the Lifestyle Protection and Enhancement segment we compete with other large and highly rated insurance companies as well as small to mid-size niche companies that target certain lines of business. We believe that the principal competitive factors in the sale of insurance products are product features, distribution strength, commission structure, perceived stability of the insurer, insurer financial strength ratings, service, name recognition, price and cost efficiency. The principal competitive factors in the sale of consumer protection packages are product features, price and affinity relationships. Many other companies are capable of competing for sales in our target markets. Our ability to compete is affected in part by our ability to provide competitive products and quality service to consumers, general agents, licensed insurance agents and brokers. We believe that we compete primarily on the basis of our high level of customer focus, our brand and financial strength and our competitively priced products.

Auto and Home Insurance Segment

We sell the following products in North America: (i) private passenger automobile insurance; (ii) homeowners insurance; and (iii) personal excess liability insurance. Auto and Home Insurance products are used by customers to protect their assets from damage to property or injury to the insured or other third parties. At December 31, 2002 approximately 94% of reserves in this segment related to private passenger auto insurance.

The GE Auto Insurance Program draws on more than 30 years of direct-to-consumer marketing and risk management experience to carefully target prospective customers. This strategy focuses primarily on targeting the mature market segment, leveraging proprietary models to identify safe drivers with above average risk profiles. Streamlined direct marketing campaign design and execution, an integrated sale platform and real time underwriting all focus on the pursuit of cost efficient, profitable new business.

Principal Products—North America

Our primary product in the Auto and Home Insurance segment is private passenger automobile insurance, which covers the legal liability of individuals arising out of the ownership or operation of an automobile and also provides physical damage insurance on the automobile, medical payments insurance and protection against uninsured motorists. All of our private passenger automobile insurance policies are written for a term of one year. We write homeowners and personal excess insurance on an accommodation basis for our private passenger automobile policyholders.

Methods of Distribution

Our distribution of Auto and Home Insurance products is currently accomplished through direct and affinity based marketing through direct mail, telemarketing and the Internet. See sections related to Marketing and Distribution.

Competition

The private passenger auto and homeowners insurance businesses are highly competitive. We believe that the principal competitive features in the sale of these products are price, customer acquisition cost effectiveness, consumer recognition, customer service, loss and claim management and financial stability. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. We have remained competitive by closely managing expenses and achieving operating efficiencies, and by refining our risk measurement and price segmentation skills.

Additional information related to our operating segments is included in Note 16 to the Consolidated Financial Statements and Financial Statement Schedule III.

Ratings

Ratings with respect to financial strength have become an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in us and our ability to market our products. Rating organizations review the financial performance and condition of most insurers. The following ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders.

Our principal insurance subsidiaries are rated by A.M. Best Company (“A.M. Best”), S&P, and Moody’s independent rating agencies, as follows:

Company	A.M. Best Rating	S&P Rating	Moody’s Rating
First Colony Life Insurance Company	A++ (superior)	AA (very strong)	Aa2 (excellent)
General Electric Capital Assurance Company	A+ (superior)	AA (very strong)	Aa2 (excellent)
GE Life and Annuity Assurance Company	A+ (superior)	AA (very strong)	Aa2 (excellent)
GE Edison Life Insurance Company	Not Rated	AA– (very strong)	Aa2 (excellent)
General Electric Mortgage Insurance Corporation	Not Rated	AAA (extremely strong)	Aaa (exceptional)

Marketing and Distribution—North America

We presently distribute our products through four primary channels:

•	Intermediaries, such as brokerage general agencies (BGAs), banks, securities brokerage firms, financial planners, accountants, affluent market producers, and specialized brokers;

•	Dedicated sales forces and financial advisors;

•	Worksite brokers; and

•	Direct and affinity based marketing principally through direct mail, telemarketing and the Internet.

Further, we provide Internet based access for our distribution partners and for customer service. The GE Financial Pro portal improves productivity for financial intermediaries and agents by enabling business submissions, account tracking and status updates through the Internet. Additionally, we have developed GEFinancialService.com for our intermediaries and consumers. GE Financial Service provides similar life simplification services for these consumers, giving them the ability to change information ranging from addresses to investment accounts online.

Intermediaries

BGAs. We distribute many of our products, including life products (term, variable, universal, whole and survivorship), annuities (fixed, variable and immediate), long term care and accident and health insurance, through approximately 300 independent insurance brokerage firms located throughout the United States. These BGAs market our products through approximately 135,000 appointed brokers, who also represent other companies. We believe our consistent commitment to this system has helped us earn a reputation as a leading provider of insurance products among BGAs. We endeavor to be placed at the top of the BGAs’ list of sources of insurance products and services in which we specialize. Of our 300 leading BGAs in 2002, the largest (a public company that consists of 19 individual firms) accounted for 31% of our total BGA premium. We believe the loss of any one firm in any given year would not materially impact our consolidated financial results.

Banks and Securities Brokerages. Banks and securities brokerage firms are a significant distribution channel for our fixed and variable annuities and life insurance products. They also have begun offering our long term care insurance. Of our leading banks and securities brokerage firms in 2002, no individual bank or securities brokerage firm accounted for more than 12% of combined bank and securities brokerage firm premiums. We believe the loss of any one bank or securities brokerage firm relationship in any given year would not materially impact our consolidated financial results.

Financial Planners, Accountants, and Affluent Market Producer Groups. We sell certain of our principal products in the Wealth Accumulation and Transfer segment, such as fixed and variable annuities and universal and term life insurance, through financial planners, accountants, and producer groups. In addition, there is growing interest in long term care insurance in these channels. These groups emphasize providing investment and insurance products to middle and upper income individuals. We believe that financial planners, accountants, and producer groups present a sound opportunity for growth within the intermediaries’ distribution channel.

Specialized Brokers and Other Distribution. Our single premium immediate annuities used to facilitate structured settlements are sold through a network of specialized independent brokers. These brokers are skilled in claims negotiation and experts in the creation of benefit plans tailored to the needs of individual claimants and their families. As a pioneer in this industry, we have the oldest and largest distribution system in this market. Our products are sold through approximately 350 specialized brokers located throughout the United States. Our relationship with many of these specialized brokers date back to the inception of this market.

We sell GICs through specialized GIC brokers, fund managers, employee benefit investment advisors and directly to large employee benefit plans. We sell Funding Agreements through specialized brokers as well as to institutional accredited investors and banks acting in a fiduciary capacity.

Dedicated Sales Forces and Financial Advisors

Dedicated sales forces consist primarily of agents who are not employed by us but who sell our products on an exclusive basis. However, the sales management team is employed directly by us. All non-employee dedicated sales force agents are affiliated with an insurance agency. We compensate our dedicated sales forces primarily on a commission basis.

We have a network of specialized agents who develop customized solutions to customer’s future financial requirements utilizing our annuity, life insurance, long-term care insurance, and accident and health insurance products. We offer customers free financial profiles to assist their understanding and development of financial objectives. Prospective customers are identified through direct mail solicitation, educational seminars, policyholder referrals and targeted promotions linked to our national advertising campaigns.

We distribute our mortgage insurance products through a dedicated sales force of employees located throughout the United States. This sales force markets to financial institutions and mortgage originators, which in turn offer mortgage insurance products to borrowers. The dedicated sales force is compensated through a base salary with incentive compensation tied to certain performance objectives.

Worksite Brokers

We sell accident and health insurance, group term life products and 401(k) plans through employer-sponsored payroll deduction programs. These typically are small to medium sized businesses with fewer than 1,000 employees. Under these programs, we enter into a contractual arrangement with a corporate customer permitting agents to market these products directly to the corporate customer’s employees on site. Employees are able to pay premiums on products they purchase by means of automatic deductions from their paychecks.

Direct and Affinity Based Marketing, Direct Mail and Telemarketing

Direct marketing allows us to offer consumers products and services directly. In affinity marketing, a company contacts consumers who already have relationships with an organization and offers our products and services with the consent of that organization. In both direct and affinity marketing, the sales process bypasses a financial intermediary or agent. As a direct and affinity based marketer, we deal directly with the public. We endeavor to offer valuable products and be the lowest cost provider in this market. While we rely heavily on direct mail and telemarketing, we also provide access to Internet sites and use Internet sites of affinity partners to offer products directly to consumers.

Marketing and Distribution—Japan

GE Edison distributes its products in Japan through two primary channels:

•	Dedicated sales forces and financial advisors, which sell directly to the consumer; and

•	Intermediaries, such as independent agents and affinity groups

Dedicated Sales Force and Financial Advisors

Distribution through dedicated sales force represents approximately 78% of our total sales in Japan. The dedicated sales force consists of approximately 5,200 agents in over 300 sales offices (with the Saison Life acquisition contributing 434 agents and 38 sales offices) throughout Japan selling GE Edison’s products on an exclusive basis. Approximately 7% of the sales force serves the Japanese Defense Agency (“JDA”) with agents on JDA bases throughout Japan. The JDA selects a limited number of suppliers to offer products to its members. The sales force is compensated primarily on a commission basis.

GE Edison has a network of specialized financial advisors who develop customized financial services solutions tailored to a customer’s future financial requirements using annuity, life insurance, and accident and health insurance products. GE Edison offers customers free financial profiles to assist in their understanding and development of financial objectives. Prospective customers are identified through educational seminars, policyholder referrals, and targeted promotions linked to GE Edison’s national advertising campaigns.

Intermediaries and Affinity Groups.

GE Edison also distributes its products in Japan through more than 1,100 insurance agents located throughout Japan, 55% of whom work exclusively for GE Edison. A captive field force of about 80 professionals supports the agency sales channel. GE Edison endeavors to be placed at the top of the agent’s list of sources of insurance products and services that they provide to their customers. To achieve this objective, GE Edison seeks to provide innovative and competitive products and services for agents and end-customer needs, personalized quality service for the agents, and competitive pricing. Services offered by GE Edison to the agents include the opportunity to participate in their Edison University, which offers an integrated insurance training curriculum as well as certain GE training. We offer products to members of affinity groups which include mutual aid societies, chambers of commerce and credit card holders.

Risk Management, Compliance and Controllership

We maintain a strong commitment to risk management and compliance. For example, our commitment to risk management, compliance and controllership processes include requiring underwriting of all new products and reviews of all existing product performance, both of which are reviewed by a team of risk managers and actuaries. In addition, both internal and external periodic reviews of our products, internal processes and pricing strategies are conducted. We also have obtained Insurance Marketplace Standards Association (“IMSA”) certification and have committed to engrain compliance into each and every business function that touches our customers. Our compliance objective is not to just comply with rules and regulations but also to demonstrate a level of business integrity that instills consumer trust in our products and in the insurance industry generally. We were awarded the American Council of Life Insurers highest award for integrity, the ACLI Integrity First Award, for the second straight year.

We maintain a dynamic system of disclosure controls and procedures, including internal controls over financial reporting designed to ensure reliable financial record-keeping, transparent financial reporting and disclosure, and protection of physical and intellectual property. We utilize internal auditors who conduct various audits each year. Senior management oversees the scope and results of these reviews. We continuously reinforce key employee responsibilities around the world through GE’s integrity policies, our “Spirit & Letter”, which require compliance with law and policy, including financial integrity and avoiding conflicts of interest. These integrity policies are provided to each employee. The team of internal auditors conducts extensive inquiries into compliance with these policies. A strong compliance culture requires employees to raise any concerns and prohibits retribution for doing so. All employees, including top management, are accountable for compliance with integrity policies.

We are keenly aware of the importance of full and open presentation of our financial position and operating results. To facilitate this, we maintain a Disclosure Committee, which consists of senior executives who possess exceptional knowledge of our businesses. We have asked this Committee to evaluate our disclosure controls and procedures, as well as the completeness and accuracy of our financial disclosures, and to report their findings to us.

Underwriting

Applications for our underwritten life, long-term care and other insurance related products are individually reviewed and analyzed by our dedicated underwriting staff or by using certified digital underwriting applications. All decisions are based on standardized underwriting guidelines and procedures. After initial processing, each file is reviewed and additional information (such as medical examinations, attending physician’s statements, special medical tests and other supporting information, if applicable) is obtained to make an underwriting decision. The independent sales agents and our own sales staff do not possess any underwriting authority.

Applications for our mortgage insurance products (78% of which are received electronically through the Internet or other electronic data interchange channels) are underwritten on a loan-by-loan basis either by us or on a delegated basis by qualified mortgage lenders. The delegated program allows mortgage lenders to commit us to insure loans that meet their underwriting guidelines. We review on a regular basis the loans insured under the delegated program to ensure compliance with underwriting guidelines.

Reserves

We establish and carry as liabilities actuarially determined reserves that are calculated to meet our future obligations. Reserves for life insurance policies are based on actuarially recognized methods using prescribed morbidity and mortality tables in the United States and Japan modified to reflect our actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet our policy obligations at their maturities or in the event of an insured’s death.

For our long-term care insurance and accident and health policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit payments. For our mortgage insurance policies, reserves are established for loans that are delinquent (including loans that are delinquent but have not yet been reported) by forecasting the percentage of delinquent loans on which we will ultimately pay claims and the average claim that will be paid based on historical loss experience. Consistent with U.S. GAAP and industry accounting practices, we do not establish loss reserves on loans that are not currently delinquent. The level of reserves is based on historical loss experience adjusted for the anticipated effect of current economic conditions and projected economic trends. Reserve liabilities for property and casualty products represent estimates of ultimate unpaid losses and loss adjustment expenses incurred.

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate us for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts (such as variable and fixed annuities, GICs, and funding agreements) policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

The stability of our annuity and interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period generally ranging up to 10 years. Such surrender charge is a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect us from loss on early terminations and to reduce the likelihood of policyholders terminating their policies thereby lengthening the effective duration of policy liabilities and improving our ability to maintain profitability on such policies.

Reinsurance

We follow the industry practice of reinsuring (ceding) portions of our insurance risks with reinsurance companies. Reinsurance is used to both diversify and to manage loss exposures and capital effectively. Reinsurance is also selectively used for profit sharing purposes with some distribution partners. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain on any one life, and also to continue writing a larger volume of new business. The maximum amount of individual ordinary life insurance normally retained by us on any one life policy is $1,000,000.

We have entered into a number of reinsurance agreements relating to our mortgage insurance policies with affiliates of lenders. Under these agreements the lenders’ affiliates reinsure a portion of the risk of loans originated or purchased by the lender that are insured by us. These captive reinsurance programs are typically on an “excess of loss” basis, under which reinsurance claims are paid only if losses on an insured book of business exceed an agreed upon level.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge an insurer from liability on the insurance ceded. An insurer is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. The principal reinsurers to which we cede risks have A. M. Best ratings ranging from A++ to A– and we do not have significant concentrations of reinsurance risk with any one reinsurer.

In 2002, we discontinued our participation in the Special Pool Risk Administrators, which covers individual life and accidental death exposures. The pool covered our exposure with one insurance subsidiary acting as the agent for a group of eight of our other insurance subsidiaries. In 2002, we purchased specific life catastrophe reinsurance coverage to protect against a large “occurrence” type loss. All individual life, group life and accidental death exposures written by us are protected on a per occurrence basis under these series of reinsurance contracts.

Insurance Regulation

General Regulation at State Level

Our domestic insurance business is subject to comprehensive state and federal regulation and supervision throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing to transact business, licensing agents, admitting of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values, restricting certain transactions between affiliates and regulating the type, amounts and valuations of investments permitted.

As a holding company with no significant business operations of our own, we rely on dividends from our subsidiaries as the principal source of cash to meet our obligations, including the payment of principal and interest on any debt obligations. Our domestic insurance subsidiaries are subject to various state statutory and regulatory restrictions, applicable generally to each insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its shareholders without regulatory approval.

Each domestic insurance company is required to file detailed annual reports with supervisory departments in each of the jurisdictions in which it does business and its operations and accounts are subject to examination by such departments at regular intervals. Each of the our domestic insurance subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (the “NAIC”), as well as state laws, regulations and general administrative rules.

The NAIC has established risk-based capital (“RBC”) standards to determine the amount of Total Adjusted Capital (as defined by the NAIC) that an insurance company must have, taking into account the risk characteristics of such company’s investments and liabilities. The formula establishes a standard of capital adequacy that is related to risk. The RBC formula establishes capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirements are determined by applying specified factors to various asset, premium, reserve and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The formula is used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action. At December 31, 2002, each of our insurance subsidiaries had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC level.

Our mortgage insurance subsidiaries (“mortgage insurers”) are not subject to the NAIC’s RBC requirements as a result of other capital requirements that are placed directly on mortgage insurers. Generally, mortgage insurers are required by certain states and other regulators to maintain a risk in-force to capital ratio not to exceed 25:1. Currently, our mortgage insurance subsidiaries have a risk in-force to capital ratio of 8.8:1. In addition, mortgage insurers are required to establish a contingency reserve in their statutory financial statements to provide for losses in the event of significant economic declines. This reserve serves to reduce the mortgage insurers ability to pay dividends, as it is a direct reduction to policyholders’ surplus. The statutory contingency reserve at December 31, 2002 for our mortgage insurance subsidiaries was $2.6 billion.

The NAIC has adopted a model regulation called “Valuation of Life Insurance Policies Model Regulation”, commonly referred to as Regulation XXX, that establishes new minimum statutory reserve requirements for certain individual life insurance policies written after the effective date of the regulation. These new reserve standards were in effect in all states as of January 1, 2001. As a result, for some individual life insurance products such as term life insurance with guaranteed premium periods, we establish higher reserves on policies issued after the effective date of the regulation. At their peak, the new statutory reserve requirements could be as much as seven times greater than the associated U.S. GAAP reserves. In response to these statutory reserve requirements, we may take various actions, including price increases and changes to product terms, that could result in lower sales of our term life insurance and other products subject to Regulation XXX. We are working with state regulators and the industry to further refine these statutory reserve requirements.

In addition, as part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three to five years) of the books, records, accounts and market conduct of insurance companies domiciled in their states. None of the recent and ongoing regulatory examinations have disclosed any findings that would have a materially adverse impact on us.

Regulatory Initiatives

State insurance regulators and the NAIC are continually re-examining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretation of existing laws, development of new laws, implementation of non-statutory guidelines, and circumstances under which dividends may be paid. These initiatives may be adopted by the various states in which our insurance subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is impossible to predict the future impact of changing state and federal regulations on our operations, and there can be no assurance that existing or future insurance-related laws and regulations will not become more restrictive.

Regulation at Federal Level

Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry.

For example, the federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

Another example is the implementation of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA established various requirements related to health benefit plans including, medical, dental and long-term care insurance plans. It generally applies to insurers, providers and employers. When enacted in 1996, its initial focus was on health benefit plan portability. HIPAA also contains administrative simplification and privacy provisions that were designed to encourage the electronic exchange of health care information and the protection of personal health information. The privacy provisions are to be implemented through regulations issued by the Secretary of Health and Human Services, which regulations were issued in December 2000. The earliest compliance date for the new privacy regulations is April 2003. HIPAA provides for significant fines and other penalties for wrongful disclosure of protected health information. We anticipate that we will have to modify certain of our infrastructure and procedures to comply with the new requirements, but we do not expect such changes to have a material impact on our business.

Our Mortgage Insurance business, as a credit enhancement provider in the residential mortgage lending industry, is subject to compliance with various federal consumer protection laws, including the Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Fair Housing Act, Homeowners Protection Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, and others. These laws prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, require cancellation of insurance and refund of unearned premiums under certain circumstances, govern the circumstances under which consumer credit information may be obtained and used, and define the manner in which collection activities are carried out. In addition, mortgage insurance is indirectly but significantly impacted by laws and regulations to which our customers are subject. These include the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Fair Housing Act and other federal housing legislation, regulations governing Fannie Mae and Freddie Mac, banking laws, and regulations issued by the Office of Federal Housing Enterprise Oversight, OTS, OCC, Federal Reserve Board and FDIC. Also, eligibility requirements published by Fannie Mae and Freddie Mac have a significant effect on the way mortgage insurance business is conducted.

Regulation in Foreign Countries

Our business in Japan, which is conducted through GE Edison, is subject to regulation by the Financial Services Agency (“FSA”), which imposes (i) certain solvency standards that represent a form of risk-based capital requirements and (ii) filing of annual reports and financial statements prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. These regulations are similar to the regulation and supervision in the United States as described under “General Regulation at State Level”. However, Japanese solvency margin requirements differ from U.S. solvency requirements primarily due to differences between U.S. statutory basis accounting and Japanese GAAP. These differences are primarily related to policy reserve valuation methods, goodwill, deferred taxes and mark-to-market on bonds. GE Edison’s solvency margin is significantly in excess of the minimum requirements.

Japanese insurers are assessed the expenses relating to the resolution of insolvent insurance companies by a guaranty fund, the Policyholders Protection Corporation. In making a determination of its exposure to future insolvency assessments, GE Edison has made an evaluation of the current insolvencies taking into account publicly available information relating to these insolvencies. Based upon this assessment, we have concluded that it has adequately provided for future assessments arising from insolvencies existing as of December 31, 2002.

Securities Laws

Certain of our subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the SEC and certain state insurance laws. Separate accounts of our insurance subsidiaries are registered as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Certain variable annuity contracts and certain variable life insurance policies issued by our insurance subsidiaries are registered under the Securities Act of 1933. Certain other subsidiaries are registered as broker-dealers under the U.S. Securities Exchange Act of 1934 and are members of, and subject, to regulation by the National Association of Securities Dealers, Inc.

We also have subsidiaries that are registered under the Investment Advisers Act of 1940, as amended, as investment advisors. The investment companies managed by such subsidiaries are registered with the SEC under the Investment Company Act and the shares of certain of these entities are qualified for sale in certain states in the United States as well as the District of Columbia. Certain of our subsidiaries are also subject to the SEC net capital rules.

All aspects of our investment advisory activities are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit investment advisory clients and investment company stockholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor’s registration as an advisor, censure and fines.

ERISA

Some of our products are purchased by employee benefit plans. With respect to employee benefit plans subject to ERISA, Congress periodically has considered amendments to the law’s federal preemption provision, which would expose us, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA that would be expected to significantly affect our business have been defeated.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements which represent our belief regarding potential investment gains and losses, recoverability of intangible assets, the effects of competition, the impact of adopting accounting rules, the risk profile of our products, the effectiveness of our liability asset management program, the adequacy of reserves and merger and acquisition activity. These statements are based on our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. However, certain of our facilities, including our headquarters campus in Richmond, Virginia, two facilities in Lynchburg, Virginia and a facility in Norristown, Pennsylvania are owned by us. We believe that our present facilities are adequate for our anticipated needs.

Item 3. Legal Proceedings.

We, like other insurance companies, are involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, the ultimate outcome of which, and any effect on us, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on our Consolidated Financial Statements.

On November 1, 2000, GE Life and Annuity Assurance Company (“GE Life”) was named as a defendant in a lawsuit filed in Georgia state court related to the sale of universal life insurance policies (McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co.). On December 1, 2000, we successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint is brought as a class action on behalf of all persons who purchased certain universal life insurance policies from GE Life and alleges improper sales practices in connection with the sale of universal life policies. No class has been certified. On February 27, 2002, the court denied our motion for summary judgment. We have vigorously denied liability with respect to the plaintiff’s allegations and the ultimate outcome, and any effect on us, of the McBride litigation cannot be determined at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

At December 31, 2002, all of our Common Stock, our sole class of common equity on the date hereof, was owned by GE Capital. Accordingly, there is no public trading market for our common equity. We did not declare dividends to GE Capital in 2002 and declared $25 million and $23 million in dividends in 2001 and 2000, respectively. We do not have a formal dividend policy.

On March 5, 2003, GE Capital contributed all of our outstanding common stock to GEI, Inc., a newly formed holding company. GEI, Inc. is a wholly-owned subsidiary of GE Capital.

Reference is made to Note 14 of the Consolidated Financial Statements for information regarding dividend restrictions.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements. Our Consolidated Financial Statements include the historical operations and accounts of our subsidiaries.

	December 31, (1)
	2002	2001	2000	1999	1998
	Dollars in Millions
At End of Period
Total Investments	$84,406	$70,986	$65,357	$45,506	$45,511
Total Assets	109,563	96,938	92,104	68,486	60,765
Policy holder Liabilities (2)	85,185	75,450	72,287	52,841	45,740
Debt Outstanding	2,852	2,895	3,003	1,741	2,028
Shareholder’s Interest	15,261	12,755	11,720	9,942	10,126
For the Year Then Ended
Premiums	6,662	6,551	6,052	4,142	3,870
Total Revenues	12,263	12,241	12,363	8,363	7,563
Income Before Cumulative Effect of Change in Accounting Principle (3)	1,457	1,315	1,243	1,034	866
Net Income (3)	1,077	1,300	1,243	1,059	866

(1)	Comparability of financial information is affected by acquisitions and other transactions in the periods presented. For acquisitions and other transactions completed in the last three years see “Acquisitions.”

(2)	Includes future annuity and contract benefits, liability for policy and contract claims, unearned premiums, other policyholder liabilities and separate account liabilities.

(3)	See Note 1 (o) to the Consolidated Financial Statements for 2002 and 2001 accounting changes. Effective January 1, 1999, the Company adopted SOP No. 97-3 and has reported the effect of this adoption as a cumulative effect of a change in accounting principle, which served to increase 1999 net income by $25 (net of income taxes of $14).

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes hereto included herein.

Overview

Net earnings were $1,077 million in 2002, a $223 million decrease from the year ended December 31, 2001. Contributing to this decrease were $380 million (net of tax) of charges related to the cumulative effect of change in accounting principle associated with the implementation of FAS 142. Total revenues were relatively flat as increased premium revenue and net realized gains were more than offset by a decrease in surrender fee and other income. Total benefits and expenses were slightly higher primarily as a result of increased benefits and changes in policy reserves partially offset by a decline in amortization of intangibles and general expenses. In addition, we recognized a $152 million benefit from recognition of a favorable tax settlement with the Internal Revenue Service.

Our income before cumulative effect of change in accounting principle was $1,315 million in 2001 reflecting a 5.8% or $72 million increase compared to $1,243 million in 2000. The 2001 results were impacted by several factors, including a weak U.S. economy and the planned run-off of the block of business acquired in the Toho Transfer following the significant surrender activity experienced in this block during 2000. In addition, we incurred approximately $25 million in losses related to the events of September 11th.

Operating Results for the year ended December 31, 2002

Premiums. Premiums, which include premium revenues from life contingent annuity contracts, health insurance, traditional life, mortgage insurance and automobile insurance, increased $111 million, or 1.7%, to $6,662 million for the year ended December 31, 2002 from $6,551 million for the year ended December 31, 2001. The increase is primarily related to premiums from Saison Life, which contributed $259 million in premiums for the year ended December 31, 2002. In addition, new sales of certain of our life contingent immediate annuity contracts and higher renewal premiums generated by our growing block of long-term care insurance partially offset the decline in sales of structured settlement contracts and declines in whole life premiums related to the planned run-off of the insurance policies acquired in the Toho Transfer.

Net investment income. Net investment income decreased $32 million, or 0.8%, to $4,169 million for the year ended December 31, 2002 from $4,201 million for the year ended December 31, 2001. The decrease was primarily attributable to a decrease in our combined weighted average investment yields, which include investments in the United States and Japan, to 5.41% for the year ended December 31, 2002 from 6.05% for the year ended December 31, 2001, mostly offset by higher levels of average invested assets ($78.6 billion for the year ended December 31, 2002 vs. $69.3 billion for the year ended December 31, 2001).

Surrender fee income. Surrender fee income decreased to $179 million for the year ended December 31, 2002 from $358 million for the year ended December 31, 2001. The decrease in 2002 primarily reflects fewer lapses in the block of business acquired in the Toho Transfer.

Net realized investment gains. Net realized investment gains increased $147 million to $447 million for the year ended December 31, 2002 from $300 million in 2001. Investment gains are comprised of gross investment gains and gross investment (losses). For 2002, gross gains and (losses) were $1,211 million and $(764) million, respectively. Included in the losses were impairment losses of $416 million including losses on securities issued by WorldCom, Inc. and its affiliates of $167 million ($110 million net of tax). Included in the gains were $114 million related to our sales of assets in connection with a securitization transaction conducted by our parent. In 2002, realized gains included $29 million from the securitization of certain assets (not including the gains associated with our sales of assets in connection with the securitization transaction conducted by our parent) compared to the realized gains of $145 million from the securitization of certain financial assets in 2001.

Policy fees and other income. Policy fees and other income are principally comprised of insurance charges made against universal life contracts, club membership revenues, fees assessed against policyholder account values and commission income. Policy fees and other income decreased $25 million, or 3.0%, to $806 million for the year ended December 31, 2002 from $831 million for the year ended December 31, 2001. The 2002 decrease was primarily attributable to a decline in sales of consumer protection packages, lower fees earned on variable annuity contracts, reflecting a decline in the market values of the assets underlying the contracts, and lower fees on universal life contracts. These decreases were partially offset by fees earned on an increased portfolio of managed assets.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves includes reserve activity related to future policy benefits on long-duration life, health, and property and casualty insurance policies and claim costs incurred during the year related to mortgage insurance products. These costs increased $164 million, or 2.8%, to $5,949 million for the year ended December 31, 2002 from $5,785 million for the year ended December 31, 2001. The increase is primarily related to the acquisition of Saison Life, which added approximately $220 million of reserves during 2002. Excluding Saison Life, benefits and other changes in policy reserves decreased as a result of a decline in sales of structured settlement contracts, a decrease in reserves related to the policies assumed in the Toho Transfer, which continued to run-off, and to mortgage insurance policies, due to favorable development on prior year loss reserves. This was offset in part by increased reserves associated with growth in our fixed annuity and long-term care blocks of business.

Interest credited. Interest credited increased $53 million, or 3.2%, to $1,724 million for the year ended December 31, 2002 from $1,671 million for the year ended December 31, 2001. This increase is a result of an increase in underlying reserves arising primarily from sales of fixed annuities and universal life products offset in part by a decline in interest crediting rates on GICs and Funding Agreements.

Our weighted average crediting rates for annuities decreased to 4.71% in 2002 from 5.51% in 2001. Changes in our base crediting rates are implemented in response to changes in market conditions, the prevailing interest rate environment, contractual provisions and other factors. We monitor market conditions closely and reset interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts. During the year, the crediting rates on a number of our fixed annuity blocks were reduced to their guaranteed minimums.

Commission Expenses. Commission expense increased $25 million to $1,163 million for the year ended December 31, 2002 from $1,138 million in the year ended December 31, 2001. The increase is primarily a result of commissions associated with sales of fixed annuities, term life, long-term care insurance and accident and health products. These increases are partially offset by lower sales of variable annuities primarily as a result of market volatility.

General Expenses. General expenses decreased $54 million to $1,847 million for year ended December 31, 2002 from $1,901 million for year ended December 2001. The decrease in 2002 and 2001 primarily relates to reduced compensation and benefit costs and other cost savings initiatives including office and advertising expenses resulting from integration and consolidation activities. This was offset in part by increases primarily related to consulting and certain other general expenses.

Amortization of intangibles, net. Our significant intangible assets consist primarily of two components, the excess of purchase price over the fair value of identified net assets of the acquired entities, Present Value of Future Profits (“PVFP”), and goodwill. Amortization of intangibles decreased $172 million to $344 million for year ended December 31, 2002. This decrease is primarily a result of the cessation of goodwill amortization expense, in accordance with Statement of Financial Accounting Standard (“SFAS”) 142 adopted January 1, 2002.

Change in deferred acquisition costs, net. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts, such as first year commissions in excess of ultimate renewal commissions and policy issue expenses, including certain support costs such as underwriting. Under U.S. GAAP, these costs are deferred ($1,381 million as of December 31, 2002 and $1,393 million as of December 31, 2001) and recognized ($576 million as of December 31, 2002 and $507 million as of December 31, 2001) in relation to either the premiums or gross profits from the underlying contracts. Change in deferred acquisition costs, net decreased $81 million to $(805) million for year ended December 31, 2002 from $(886) million for year ended December 31, 2001. The change in deferred acquisition costs is primarily the result of the decline in the value of assets in our variable annuity business, as well as additional amortization of $40 million resulting from equity market performance and $16 million recognized in connection with the securitization transaction conducted by our parent.

Interest expense. Interest expense decreased $8 million, or 5.5%, to $138 million for year ended December 31, 2002 from $146 million for year ended December 31, 2001. The decrease is primarily a result of lower interest rates on borrowings partially offset by an increase in average debt outstanding.

Provisions for income taxes. Provisions for income taxes decreased $210 million to $440 million for year ended December 31, 2002 from $650 million for year ended December 31, 2001. Our effective tax rate was 23.1% and 33.0% for years ended December 31, 2002 and 2001, respectively. As indicated earlier, we reached a favorable settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts resulting in a benefit of $152 million. The benefits associated with the settlement are non-recurring. Discontinuing the amortization of goodwill also contributed to our lower effective tax rate.

Operating Results for the year ended December 31, 2001

Premiums. Premiums were $6,551 million in 2001, an increase of $499 million from $6,052 million in 2000. The 2001 increase primarily resulted from growth in our structured settlement contracts, long-term care insurance and certain accident and health insurance products. These increases were partially offset by decreased premiums from the run-off of policies assumed as part of the Toho Transfer. Surrender activity in this block of business in 2000 resulted in a substantial reduction of 2001 premiums.

Net Investment Income. Net investment income increased $307 million to $4,201 million in 2001 from $3,894 million in 2000. The increase was primarily attributable to higher levels of average invested assets ($69.3 billion in 2001 vs. $63.7 billion in 2000). The weighted average yield on these investments was 6.05% in 2001 and 6.09% in 2000.

Surrender Fee Income. Surrender fee income decreased $895 million in 2001 to $358 million compared to $1,253 million in 2000. The decrease in 2001 reflects the normalization of the block of business acquired in the Toho Transfer following the significant surrender activity experienced in 2000.

Net Realized Investment Gains. Net realized investment gains were $300 million in 2001 and $233 million in 2000. Net investment gains are comprised of gross investment gains and gross investment (losses), respectively, of $830 million and $(530) million in 2001, $425 million and $(192) million in 2000. We seek to offset investment losses realized from other than temporary impairments and portfolio repositioning with investment gains. Included in the gross realized investment gains are $145 million and $67 million in 2001 and 2000, respectively, resulting from the securitization of certain financial assets.

Policy Fees and Other Income. Policy fees and other income decreased $100 million to $831 million in 2001 compared to $931 million in 2000. The 2001 decrease is primarily a result of a decline in club membership revenues and to a lesser extent to lower fee income assessed on variable annuity account values. This decrease was partially offset by an increase in fees and earned on universal life contracts.

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves increased $367 million in 2001 to $5,785 million from $5,418 million in 2000. The 2001 change in reserves is primarily a result of increased benefit liabilities and claims paid related to additional sales of structured settlements and long-term care insurance policies partially offset by a decrease in reserves related to the run-off of the block of business assumed in the Toho Transfer. Additional reserves were established by the Mortgage Insurance segment for deteriorating economic conditions and the increased number of delinquencies for mortgages insurance policies.

Interest Credited. Interest credited increased $174 million in 2001 to $1,671 million from $1,497 million in 2000. The 2001 increase was primarily attributable to an increase in annuity deposits.

Our weighted average crediting rates for annuities decreased to 5.51% in 2001 from 6.14% in 2000. Changes in our base crediting rates are implemented in response to changes in market conditions, the prevailing interest rate environment, contractual provisions and other factors. We monitor market conditions closely and reset interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts.

Commission Expenses. Commission expense decreased $98 million in 2001 in $1,138 million from $1,236 million in 2000. The overall decrease in 2001 is primarily a result of lower sales of variable annuities as a result of market volatility in addition to lower new term life sales. These decreases are partially offset by commissions associated with additional sales on long-term care insurance and certain fixed annuities.

General Expenses. General expenses decreased $197 million in 2001 to $1,901 million from $2,098 million in 2000. The decrease in 2001 primarily relates to reduced compensation and benefit costs and other cost savings initiatives resulting from integration and consolidation activities.

Amortization of Intangible, Net. Amortization of intangibles decreased $731 million in 2001 to $516 million from $1,247 million in 2000. The decrease in amortization expense in 2001 is primarily a result of the significant surrender activity experienced in 2000 associated with the Toho Transfer.

Change in Deferred Acquisition Costs, Net. The change in net deferred acquisition costs decreased $236 million in 2001 to $(886) million from $(1,122) million in 2000. The decrease in 2001 is a result of lower new term life sales and lower sales of variable annuities, offset by increased long-term care insurance sales.

Interest Expense. Interest expense increased $3 million in 2001 to $146 million from $143 million in 2000. This increase relates primarily to higher average debt outstanding as a result of the Toho Transfer and the Travelers Transaction. This increase was partially offset by lower interest rates on commercial paper.

Provision for Income Taxes. Our provision for income taxes increased $53 million to $650 million from $597 million in 2000. Our effective tax rates were 33.0% and 32.3% in 2001 and 2000, respectively.

Segment Operations

Wealth Accumulation and Transfer Segment

The following table sets forth certain summarized financial data for our Wealth Accumulation and Transfer segment for the years ended December 31:

	2002	2001	2000
	(Dollars in Millions)
Revenues:
Premiums	$2,979	$2,980	$2,885
Net investment income	3,426	3,488	3,314
Surrender fee income	179	358	1,253
Net realized investment gains	375	231	146
Policy fees and other income	513	483	468

Total revenues	7,472	7,540	8,066

Benefits and expenses:
Interest credited, benefits and other changes in policy reserves	5,249	5,124	5,003
Commissions	693	679	797
Other expense	664	673	1,210

Total benefits and expenses	6,606	6,476	7,010

Income before income taxes, minority interest and cumulative effect of change in accounting principle (operating income)	$866	$1,064	$1,056

Revenues for this segment decreased by $68 million from the prior year primarily as a result of lower surrender fee and premium income related to the run-off of policies assumed as part of the Toho Transfer partially offset by higher realized investment gains.

Revenues in this segment decreased in 2001 as compared to 2000 primarily as a result of the lower surrender fee income related to the run-off of policies assumed as part of the Toho Transfer. However, this decrease was partially offset by growth in our structured settlement business and increased demand for certain life contingent annuity products and GICs and Funding Agreements.

Operating income from this segment represented 45.5%, 54.0% and 57.1% of our total operating income for the years ending December 31, 2002, 2001 and 2000, respectively. Our operating income from the Wealth Accumulation and Transfer segment decreased 18.6% in 2002 to $866 million, and increased 0.8% in 2001 to $1,064 million from $1,056 million in 2000. The decrease in 2002 was primarily related to a decrease in revenues resulting from lower surrender income as discussed above and an increase in interest credited primarily related to sales of GICs and Funding Agreements.

Mortgage Insurance Segment

The following table sets forth certain summarized financial data for our Mortgage Insurance segment for the years ended December 31.

	2002	2001	2000
	(Dollars in Millions)
Revenues:
Premiums	$550	$600	$587
Net investment income	170	177	165
Surrender fee income	—	—	—
Net realized investment gains	50	52	71
Policy fees and other income	—	—	1

Total revenue	770	829	824

Benefits and expenses:
Benefits and other changes in policy reserves	35	126	40
Other expense	122	125	114

Total benefits and expenses	157	251	154

Income before income taxes, minority interest and cumulative effect of change in accounting principle (operating income)	$613	$578	$670

Revenues for this segment decreased in 2002 as a result of an increase in ceded premiums under third party captive reinsurance agreements and, to a lesser extent, to higher lapse rates. Approximately 58% of our primary insurance in force at December 31, 2002 was subject to captive mortgage reinsurance, compared to approximately 44% at December 31, 2001. Premiums ceded to these reinsurers in 2002 were approximately $114 million, compared to $79 million in 2001. We experienced lapse rates of 43% and 36% in 2002 and 2001, respectively. The decrease in revenues resulting from the high lapse rates was partially offset by high volumes of new flow mortgage insurance written in both 2002 and 2001. Mortgage delinquencies and reserve per delinquency declined in 2002 from the prior year, resulting in a reduction in benefits and other changes in reserves.

Mortgage Insurance products generated premiums of $550 million, $600 million, and $587 million for 2002, 2001 and 2000, respectively. Operating income from this segment represented 32.2%, 29.3%, and 36.3% of total operating income for the years ended December 31, 2002, 2001 and 2000, respectively. Our operating income for the Mortgage Insurance segment increased 6.1% to $613 million in 2002 and decreased 13.7% to $578 million in 2001 from $670 million in 2000. The mortgage insurance industry is subject to economic cycles that can significantly impact earnings.

Lifestyle Protection and Enhancement Segment

The following table sets forth certain summarized financial data for our Lifestyle Protection and Enhancement segment for the years ended December 31:

	2002	2001	2000
	(Dollars in Millions)
Revenues:
Premiums	$2,588	$2,404	$1,958
Net investment income	508	462	342
Surrender fee income	—	—	—
Net realized investment gains	5	6	19
Policy fees and other income	284	341	454

Total revenue	3,385	3,213	2,773

Benefits and expenses:
Interest credited benefits and other changes in policy reserves	1,951	1,784	1,391
Other expense	1,072	1,153	1,242

Total benefits and expenses	3,023	2,937	2,633

Income before income taxes, minority interest and cumulative effect of change in accounting principle (operating income)	$362	$276	$140

Revenues increased in 2002 from 2001 primarily as a result of increased demand for our long-term care insurance products in conjunction with an increase in the number of dedicated agents selling the product and continued heightened market awareness of the need for this type of insurance coverage. This increase was partially offset by a decline in sales of consumer protection packages due to lower demand for these products and selective product exits. Revenues increased in 2001 from 2000 primarily as a result of increased long-term care insurance premiums attributable to the Travelers Transaction.

Operating income from this segment represented 19.0%, 14.0% and 7.6%, of our total operating income for the years ended December 31, 2002, 2001 and 2000, respectively. Our operating income from the Lifestyle Protection and Enhancement segment increased 31.2% in 2002 to $362 million, and increased 97.1% in 2001 from $140 million in 2000. The 2002 and 2001 increases are primarily attributable to higher premiums resulting from increased demand for our long-term care insurance offset by increases in related reserves.

Auto and Home Insurance Segment

The following table sets forth certain summarized financial data for our Auto and Home Insurance segment for the years ended December 31:

	2002	2001	2000
	(Dollars in Millions)
Revenues:
Premiums	$545	$567	$622
Net investment income	65	74	73
Surrender fee income	—	—	—
Net realized investment gains (losses)	17	11	(3)
Policy fees and other income	9	7	8

Total revenue	636	659	700

Benefits and expenses:
Interest credited benefits and other changes in policy reserves	438	422	481
Other expense	136	185	239

Total benefits and expenses	574	607	720

Income before income taxes, minority interest and cumulative effect of change in accounting principle (operating income)	$62	$52	$(20)

Revenue for year ended December 31, 2002 decreased slightly for this segment from the prior year primarily as a result of our pricing and underwriting decisions on private passenger auto insurance. Our strategy results in selectively writing new business in markets where pricing allows us to achieve our targeted returns, and seeking rate increases in markets that are not priced appropriately. In 2002, our rate increases averaged 9.9% in our private passenger auto insurance. However, in 2002 some markets were not attractively priced. We did not aggressively pursue business in these markets resulting in lower sales and a decline in premiums.

Operating income from this segment represented 3.3%, 2.6%, and (1.1)%, of our total operating income for the years ending December 31, 2002, 2001 and 2000, respectively. Our operating income from this segment increased to $62 million in 2002, an increase of $10 million from 2001 operating income of $52 million. Operating income in 2001 increased $72 million from the operating loss of $(20) million in 2000. The 2002 increase is primarily attributable to decreased expenses.

Capital Resources and Liquidity

Statement of Financial Position

Total assets increased $12.6 billion, or 13.0%, at December 31, 2002 from December 31, 2001. Total investments increased $13.4 billion or 18.9%. The increase in investments primarily relates to investment of premiums received, reinvestment of investment income, addition of securities as a result of the acquisition of Saison Life, and increases in fair value, partially offset by sales and maturities as well as impairment and losses on certain debt and equity securities. Excluding investments, all other assets decreased $0.8 billion, primarily resulting from a reduction in separate account assets, resulting from the overall decreased market value of the underlying investment funds partially offset by an increase in sales of variable contracts.

Total liabilities increased $10.0 billion, or 12.0%, at December 31, 2002 from December 31, 2001. Future annuity and contract benefits increased approximately $11.0 billion, or 17.7%. This increase resulted primarily from the acquisition of Saison Life and the growth in our long-term care and fixed annuity products, partially offset by a decline in sales of structured settlements.

Investment securities comprise mainly investment grade debt securities. Investment securities were $73.6 billion, including gross unrealized gains and losses of $3.5 billion and $1.5 billion, respectively, at December 31, 2002 ($62.0 billion, including gross unrealized gains and losses of $1.4 billion and $1.8 billion, respectively, as of December 31, 2001). Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of intangible and other assets, could be as much as $700 million.

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at December 31, 2002, approximately $550 million is at risk of being charged to earnings in the succeeding twelve months. Impairment losses recognized for 2002 were $416 million ($270 million after tax), primarily related to the telecommunications and cable industries, of which $167 million ($110 million after tax) was recognized in the second quarter of 2002 following the WorldCom, Inc. bankruptcy.

Interest Rate and Currency Risk Management

Interest rate and currency risk management is important to us in our normal business activities. As interest rates change over time, the value of the invested assets and the liabilities they support also change. We endeavor to closely match the expected cash flows of assets and liabilities and monitor differences in such cash flows using various models and projection tools. We use the results of this analysis to keep any differences within established risk tolerances

Interest rate changes may affect the sale and profitability of the annuity, universal life, and other products we offer. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by our competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of our products. Also, our insurance subsidiaries may be forced to adjust certain crediting rates on their product lines in order to meet competitive pressures. We constantly monitor interest earnings on existing assets and yields available on new investments and sell policies and annuities that permit flexible and timely responses to interest rate changes as part of our management of interest spreads.

We manage our exposure to changes in interest rates in part by funding our company with an appropriate mix of fixed and variable rate debt. In order to minimize the impact of currency fluctuations we fund local currency denominated assets with debt denominated in those same currencies

In connection with our interest rate and currency risk management strategy, we use derivative financial instruments to mitigate or eliminate certain financial and market risks. These financial instruments include interest rate and currency swaps, currency forwards and option-based financial instruments. We use these derivatives to mitigate interest rate and currency risk in four general areas:

•	To reduce the risk between the timing of receipt of cash and its investment in the market;
•	To match the currency of invested assets and the liabilities they support;
•	To convert the assets structure to match the structure of the related liabilities; and
•	To protect against the early termination of an asset or liability.

As a matter of policy, we do not engage in derivative market-making, speculative derivative trading or other speculative derivatives activities. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in Notes 1, 9 and 12 to the Consolidated Financial Statements.

Our established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. Substantially all derivative transactions are centrally executed by GE Capital’s Treasury Department or GEAM on our behalf, who maintain controls on all exposures, adhere to stringent counterparty credit standards and actively monitor marketplace exposures.

We manage counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as a result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy allows for derivative transactions with lower rated counterparties (Moody’s Aa3 and S&P’s AA-) if the agreements governing such transactions require both parties to provide collateral supporting exposures above the unsecured credit limit. Foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having an A-1/P-1 credit rating and the credit limit for these transactions is $150 million.

Counterparty credit criteria

Credit Rating
	Moody’s	Standard & Poor’s
Term of transaction
Between one and five years	Aa3	AA—
Greater than five years	Aaa	AAA
Credit exposure limit
Up to $50 million	Aa3	AA—
Up to $75 million	Aaa	AAA

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 2002 and December 31, 2001, there were no notional amounts of long-term derivatives for which the counterparty credit criteria was rated below Aa3.

Following is an analysis of credit risk exposures as of December 31, 2002, 2001, and 2000:

Percentage of Notional Derivative Exposure by Counterparty Credit Rating

Moody’s	2002	2001	2000
Aaa	93%	99%	99%
Aa	7%	1%	1%
A and below	—%	—%	—%

The SEC requires that registrants provide information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called “shock-tests,” which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for changes in interest rates and currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts.

•	One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities (sometimes referred to as a parallel shift in the yield curve). Under this model, with all else constant, we estimated that such a decrease, including repricing effects in the securities portfolio, would decrease our 2003 net earnings based on year-end 2002 positions by approximately $38 million.

•	One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed the year-end 2002 consolidated currency exposures, including financial instruments designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currency. It is estimated that changes in currency exchange rates would reduce our 2003 net earnings based upon 2002 positions by an insignificant amount because we hedge substantially all of our foreign currency exchange exposures.

Statement of Changes in Shareholder’s Interest

Shareholder’s interest increased $2.5 billion to $15.3 billion at December 31, 2002 from $12.8 billion at December 31, 2001. This increase was largely attributed to net unrealized gains on investment securities during the period of $1.5 billion and net income during the period of $1.1 billion.

Foreign currency translation adjustments decreased equity by $142 million in 2002. Changes in the foreign currency translation adjustment reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar.

Derivatives qualifying as hedges under SFAS 133 increased equity by $70 million for the year ended December 31, 2002.

Statement of Cash Flows

Our cash and cash equivalents aggregated $2.1 billion at December 31, 2002, an increase of $0.4 billion from $1.7 billion at December 31, 2002. We generated $2.8 billion in cash from operating activities, primarily as a result of an increase in future annuity and contract benefits. We also generated $6.2 billion in cash from financing activities primarily as a result of $2.4 billion of cash received as a result of the Saison Life acquisition and cash proceeds in excess of cash redemptions and benefit payments from the issuance of investment contracts of $3.9 billion.

The principal use of cash has been the purchase of investments. These purchases of investments are made pursuant to our asset/liability risk management policies to fund future policyholder benefits.

Liquidity

The major debt rating agencies continue to give GE Financial Assurance a long-term credit rating of Aa3/A+ and a short-term credit rating of A-1/P-1.

The major rating agencies also evaluate the financial strength of GE Financial Assurance’s insurance companies by analyzing our ability to meet contractual obligations to policyholders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals, and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. In addition, to meet short-term variations in contractual obligations, we maintain cash and short-term investments. For insurer financial strength ratings of our principal insurance subsidiaries see “Ratings”.

For the years ended December 31, 2002, 2001 and 2000, cash flows provided by (used in) operating and certain financing activities were $6,966 million, $6,606 million, and $(2,140) million, respectively. These amounts include net cash provided by financing activities relating to investment contract issuances accounted for as deposit liabilities under U. S. GAAP and redemptions of $3,884 million, $2,667 million and $2,617 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

The nature and quality of the various types of investments purchased by an insurance company must comply with the statutes and regulations imposed by the various jurisdictions in which those entities are incorporated. Following is a breakdown of the credit quality of our fixed maturity portfolio at December 31, 2002.

BBB/Baa or above	89.3%
BB/Ba and below	1.2%
Not rated	9.5%

Total Portfolio	100.0%

Certain securities, such as private placements, have not been assigned a rating by any rating service and are, therefore, categorized as “not rated.” This has neither positive nor negative implications regarding the value of the security.

Certain of our products contain provisions for penalty charges for surrender of the policy. These charges range from 5% to 8% at policy origination and decrease to zero over predetermined periods ranging up to ten years. In addition, certain of our funding agreements have termination provisions. We have established a line of credit with our parent to provide liquidity in the event of an unusual level of early terminations.

Our ability to pay dividends to our shareholder and meet our obligations, including debt service and operating expenses, primarily depends on receiving sufficient funds from our insurance subsidiaries. Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or earned surplus are deemed extraordinary and require formal state insurance department approval. Our U.S. insurance company subsidiaries may pay $446 million in dividends to GE Financial Assurance in 2003 without obtaining regulatory approval. See “Insurance Regulation—General Regulation at State Level.”

Off-Balance Sheet Arrangements

One of the most common forms of off-balance sheet arrangements is asset securitization. We use GE Capital sponsored and third party entities to facilitate asset securitizations. As part of this strategy, management considers the relative risks and returns of our alternatives and predominately uses GE Capital sponsored entities. Management believes these transactions could be readily executed through third party entities at insignificant incremental cost.

The discussion below describes GE Capital sponsored and qualifying special purpose entities.

Structure. Our current securitization process uses entities that meet the accounting criteria for Qualifying Special Purpose Entities (“QSPE’s”). Among other criteria, a QSPE’s activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. Under U.S. GAAP, entities meeting these criteria are not consolidated in the sponsor’s financial statements. We sell selected financial assets to the QSPE’s. Examples to date have included commercial mortgage loans, fixed maturities and policy loans. On the whole, the credit quality of such assets is equal to or higher than the credit quality of similar assets owned by us.

QSPE’s raise cash by issuing beneficial interests (rights to cash flows from the assets) primarily to GE Capital-sponsored special purpose entities that issue highly-rated commercial paper to third-party large institutional investors. GE Capital’s sponsored special purpose entities use commercial paper proceeds to obtain beneficial interests in the financial assets of SPE’s, including QSPE’s that have acquired financial assets from us, as well as financial assets originated by multiple third parties.

In accordance with our contractual commitments to the QSPE’s, we thoroughly underwrite and service the associated assets transferred by us. Support activities include ongoing review, credit monitoring and collection activities to ensure that the financial assets meet strict investment risk criteria the same support activities that we employ for our own assets.

The following table summarizes the current balance of assets sold to QSPE’s at December 31:

	2002	2001
Assets-secured by:
Commercial mortgage loans	$428	$492
Fixed maturities	679	—
Other receivables	825	824

Total Assets	$1,932	$1,316

Each of the categories of assets shown in the table above represents portfolios of assets that are highly-rated. Examples of each category follow: commercial mortgage loans—loans on diversified commercial property; fixed maturities—domestic and foreign, corporate and government securities; other receivables—primarily policy loans.

Sales of securitized assets to QSPE’s may result in a gain or loss based on the difference between sale proceeds, the allocated carrying amount of net assets sold, the fair value of any servicing rights and an allowance for losses. Sales resulted in net gains on securitizations of approximately $29 million, $145 million, and $67 million for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in net realized gains within our consolidated statements of income. In addition, we also recognized a gain of $114 million in 2002 related to our sales of assets in connection with a securitization transaction conducted by our parent.

Support. Financial support for certain QSPE’s is provided under credit support agreements, in which GE Financial Assurance provides limited recourse for a maximum of $119 million of credit losses in qualifying entities. To date, no SPE has incurred a credit loss. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital.

None of these QSPE’s are permitted to hold GE stock and there are no commitments or guarantees that provide for the potential purchase of GE stock. These entities do not engage in speculative activities of any description and are not used to hedge any GE positions. Under GE integrity policies, no company employee or an employee of any other GE company is permitted to invest in any GE Capital sponsored or qualifying entity.

Management has extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these qualifying entities, the historically robust quality of commercial paper markets, the historical reliability of controls applied both to asset servicing and to activities in the credit markets, management believes that, under any reasonable future economic developments, the likelihood is remote that any such arrangements could have other than an inconsequential negative effect on our operations, cash flows or financial position.

Under FIN 46, Consolidation of Variable Interest Entities, new consolidation criteria will be applied to certain SPEs, which it defines as “Variable Interest Entities.” Additional information about entities that fall within the scope of FIN 46 is provided in Notes 1 and 13.

Timing of our contractual commitments, related to leases and debt, follow.

	2003	2004	2005	2006	2007
	(In millions)
Short-term debt	$1,850	$—	$—	$—	$—
Other	40	35	28	22	61

Critical Accounting Policies

Accounting policies discussed in this section are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that the future events rarely develop as forecast, and the best estimates routinely require adjustment.

Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary. In accordance with GE policy, we regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. Our debt and equity securities amounted to approximately $73.6 billion at year-end 2002. Values for actively traded securities are obtained from external pricing services. For private placement and infrequently traded securities, we estimate values using internally developed pricing models. These models are based on common valuation techniques and require us to make judgments related to a security’s credit quality. For all securities at December 31, 2002, gross unrealized gains and losses included in the carrying amount were $3.5 billion and $1.5 billion, respectively. Of those securities with unrealized losses at year-end 2002, and based on application of our accounting policy for impairment, approximately $550 million of portfolio value, including approximately $130 million from the telecommunications and cable industries, is at risk of being charged to earnings in 2003. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks. Further information is provided in Notes 1 and 3.

As of December 31, 2002, we had $7.3 billion in deferred acquisition costs (DAC) and other intangible assets. DAC represents costs associated with the sale of our insurance policies that are not charged to income when incurred. Other intangible assets are principally the present value of future profits (PVFP) on insurance policies acquired in purchase transactions. DAC and other intangible assets are subsequently charged to income, over the lives of the underlying contracts, in relation to the anticipated emergence of revenue or profits.

This amortization is based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, future yield on related investments and, in the case of our variable products, long-term market appreciation. The DAC amortization methodology for our variable products (variable annuity and variable universal life) includes a long-term market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to this mean over a three to twelve year period, subject to the imposition of ceilings and floors. The assumed returns over this reversion period are currently 9.7% to 15.9%, limited to the 85th percentile of 65 years of historical performance.

We regularly review all of these assumptions and periodically test DAC and other intangible assets for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserves plus anticipated future premiums and interest earnings, for a line of business, are less than the current estimate of future benefits and expenses (including any unamortized DAC or other intangible assets), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

Unfavorable experience with regard to expected expenses, interest or investment returns, mortality, morbidity, and/or withdrawals or lapses, might cause us to increase the amortization of DAC and other intangible assets or to record a charge to increase benefit reserves. Primarily as a result of lower investment returns recoverability margins have been significantly reduced in almost all lines of business.

Goodwill is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgement. To the extent the carrying amount at a reporting unit’s goodwill exceeds its fair value, an impairment charge would be recorded. Further information on these assets is provided in Notes 1, 4 and 5.

Insurance liabilities and reserves differ for long- and short-duration insurance contracts. Measurement of long-duration insurance liabilities (such as term, whole life and long-term care insurance policies) is based on approved actuarial techniques, but necessarily includes assumptions about mortality, lapse rates and future yield on related investments. Short duration contracts such as property and casualty policies are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. Short-duration contracts loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Our insurance liabilities, reserves and annuity benefits totaled approximately $76.4 billion at December 31, 2002. We continually evaluate the potential changes in loss estimates, both positive and negative, and use the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria and product offerings. Further information about insurance liabilities is provided in Notes 7 and 8.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and business combinations require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although no specific conclusion reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 1, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.

New Accounting Standards

See Note 1(p) to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on us is discussed in the Interest Rate and Currency Risk Management section of Item 7.

Item 8. Consolidated Financial Statements and Supplementary Data

Contents

GE Financial Assurance Holdings, Inc. and Subsidiaries

Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

GE Financial Assurance Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholder’s interest, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

Richmond, Virginia

February 7, 2003, except for Note 19

which is as of March 5, 2003

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in millions, except per share amounts)

	December 31, 2002	December 31, 2001
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$72,777	$60,968
Equity securities available-for-sale, at fair value
Common stock	603	702
Preferred stock, non-redeemable	266	376
Mortgage and other loans, net of valuation allowance of $82 and $144 at December 31, 2002 and December 31, 2001, respectively	7,232	6,055
Policy loans	1,405	1,151
Short-term investments	831	389
Other invested assets	1,292	1,345

Total investments	84,406	70,986
Cash and cash equivalents	2,101	1,741
Accrued investment income	1,540	1,384
Deferred acquisition costs	5,024	4,265
Intangible assets	2,245	2,410
Goodwill	2,336	2,421
Reinsurance recoverable	2,289	1,950
Other assets	2,253	2,609
Separate account assets	7,369	9,172

Total assets	$109,563	$96,938

Liabilities and Shareholder’s Interest
Liabilities:
Future annuity and contract benefits	$73,255	$62,247
Liability for policy and contract claims	3,189	2,887
Unearned premiums	799	837
Other policyholder liabilities	573	307
Other liabilities	5,924	5,585
Short-term debt	1,850	1,752
Long-term debt	1,002	1,143
Separate account liabilities	7,369	9,172

Total liabilities	93,961	83,930
Minority interest in and equity of consolidated subsidiaries	341	253
Shareholder’s interest:
Net unrealized investment gains (losses)	1,204	(297)
Derivatives qualifying as hedges	(98)	(168)
Foreign currency translation adjustments	(170)	(28)

Accumulated non-owner changes in equity	936	(493)
Common stock ($1 par value, 1,000 shares authorized, issued and outstanding)	—	—
Additional paid-in capital	6,953	6,953
Retained earnings	7,372	6,295

Total shareholder’s interest	15,261	12,755

Total liabilities and shareholder’s interest	$109,563	$96,938

See Notes to Consolidated Financial Statements.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in millions)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Premiums	$6,662	$6,551	$6,052
Net investment income	4,169	4,201	3,894
Surrender fee income	179	358	1,253
Net realized investment gains	447	300	233
Policy fees and other income	806	831	931

Total revenues	12,263	12,241	12,363

Benefits and expenses:
Benefits and other changes in policy reserves	5,949	5,785	5,418
Interest credited	1,724	1,671	1,497
Commissions	1,163	1,138	1,236
General expenses	1,847	1,901	2,098
Amortization of intangibles, net	344	516	1,247
Change in deferred acquisition costs, net	(805)	(886)	(1,122)
Interest expense	138	146	143

Total benefits and expenses	10,360	10,271	10,517

Income before income taxes, minority interest and cumulative effect of change in accounting principle	1,903	1,970	1,846
Provision for income taxes	440	650	597

Income before minority interest and cumulative effect of change in accounting principle	1,463	1,320	1,249
Minority interest	6	5	6

Income before cumulative effect of change in accounting principle	1,457	1,315	1,243
Cumulative effect of change in accounting principle, net of tax	(380)	(15)	—

Net income	$1,077	$1,300	$1,243

See Notes to Consolidated Financial Statements.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholder’s Interest

(Dollar amounts in millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Non-owner Changes In Equity	Retained Earnings	Total Shareholder’s Interest
	Share	Amount
Balances at January 1, 2000	1,000	$—	$6,943	$(801)	$3,800	$9,942
Changes other than transactions with shareholder:
Net income	—	—	—	—	1,243	1,243
Net unrealized gains on investment securities (a)	—	—	—	723	—	723
Foreign currency translation adjustments	—	—	—	(175)	—	(175)

Total changes other than transactions with shareholder						1,791

Contributed capital	—	—	10	—	—	10
Dividends declared	—	—	—	—	(23)	(23)

Balances at December 31, 2000	1,000	—	6,953	(253)	5,020	11,720
Changes other than transactions with shareholder:	—	—	—
Net income	—	—	—	—	1,300	1,300
Net unrealized gains on investment securities(a)	—	—	—	1	—	1
Cumulative effect on shareholder’s interest of adopting SFAS 133(b)	—	—	—	(351)	—	(351)
Derivatives qualifying as hedges(c)	—	—	—	183	—	183
Foreign currency translation adjustments	—	—	—	(73)	—	(73)

Total changes other than transactions with shareholder						1,060

Dividends declared	—	—	—	—	(25)	(25)

Balances at December 31, 2001	1,000	—	6,953	(493)	6,295	12,755
Changes other than transactions with shareholder:
Net income	—	—	—	—	1,077	1,077
Net unrealized gains on investment securities(a)	—	—	—	1,501	—	1,501
Derivatives qualifying as hedges(c)	—	—	—	70	—	70
Foreign currency translation adjustments	—	—	—	(142)	—	(142)

Total changes other than transactions with shareholder						2,506

Balances at December 31, 2002	1,000	$—	$6,953	$936	$7,372	$15,261

(a)	Presented net of deferred taxes of $(824), $(27), and $(304) in 2002, 2001 and 2000, respectively.
(b)	Presented net of deferred taxes of $204.
(c)	Presented net of deferred taxes of $(8) and $(101) for 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$1,077	$1,300	$1,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in reserves	1,974	3,268	(6,670)
Charges assessed to policyholders	(295)	(312)	(247)
Net realized investment gains	(447)	(300)	(233)
Cumulative effect of change in accounting principles, net of tax	380	15	—
Amortization of investment premiums and discounts	35	(80)	(63)
Amortization of intangibles, net	344	516	1,247
Deferred income tax expense	6	484	415
Change in certain assets and liabilities:
Deferred acquisition costs	(805)	(886)	(1,122)
Accrued investment income and other assets, net	(122)	64	(111)
Other liabilities and other policy-related balances	935	(130)	784

Total adjustments	2,005	2,639	(6,000)

Net cash provided by (used in) operating activities	3,082	3,939	(4,757)

Cash flows from investing activities:
Short term investment activity, net	(442)	1,304	(1,692)
Proceeds from sales and maturities of investment securities and other invested assets	29,852	22,019	10,987
Principal collected on and securitizations of mortgage and policy loans	1,139	2,470	1,455
Purchases of investment securities and other invested assets	(37,791)	(30,546)	(21,517)
Mortgage and policy loan originations	(1,471)	(1,079)	(1,192)
Payments for principal businesses purchased	(61)	(90)	(516)

Net cash used in investing activities	(8,774)	(5,922)	(12,475)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	10,587	8,562	8,628
Redemption and benefit payments on investment contracts	(6,703)	(5,895)	(6,011)
Proceeds from short-term borrowings	2,747	2,788	3,410
Payments on short-term borrowings	(3,036)	(2,794)	(3,168)
Proceeds from long-term debt	—	488	—
Net commercial paper borrowing (repayments)	212	(551)	1,026
Proceeds from issuance by subsidiary of preferred stock	—	200	—
Dividend paid to shareholder, net of capital contribution	(25)	—	(13)
Cash received upon assumption of insurance liabilities	2,406	—	13,176

Net cash provided by financing activities	6,188	2,798	17,048

Effect of exchange rate changes on cash	(136)	(237)	686

Net increase in cash and cash equivalents	360	578	502
Cash and cash equivalents at beginning of year	1,741	1,163	661

Cash and cash equivalents at end of year	$2,101	$1,741	$1,163

See Notes to Consolidated Financial Statements.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the historical operations and accounts of GE Financial Assurance Holdings, Inc. (“GE Financial Assurance”) and its subsidiaries (together with GE Financial Assurance, the “Company”, “we”, “us”, or “our” unless context otherwise requires). Principal operating subsidiaries include General Electric Capital Assurance Company, First Colony Life Insurance Company, GE Life and Annuity Assurance Company, GE Edison Life Insurance Company (“GE Edison”) and General Electric Mortgage Insurance Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

As of December 31, 2002, all of our outstanding common stock was owned by General Electric Capital Corporation (“GE Capital”), a wholly-owned subsidiary of General Electric Capital Services, Inc. (“GE Capital Services”), which in turn is wholly-owned, directly or indirectly, by General Electric Company.

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

(c) Products

GE Financial Assurance is an insurance holding company that, through its subsidiaries, sells a variety of insurance and investment-related products almost entirely in North America and Japan. In accordance with FAS 131, we redefined our operating segments, effective January 1, 2002. As a result, we now report four operating segments: (i) Wealth Accumulation and Transfer, (ii) Mortgage Insurance, (iii) Lifestyle Protection and Enhancement and (iv) Auto and Home Insurance.

Wealth Accumulation and Transfer products are investment vehicles and insurance contracts intended to increase the policyholder’s wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death. Our principal product lines under the Wealth Accumulation and Transfer segment are deferred annuities (fixed and variable), immediate annuities (structured settlements and retirement), life insurance (universal, term, ordinary and group), guaranteed investment contracts (GICs), and funding agreements.

Mortgage Insurance products expand homeownership opportunities by providing coverage on residential first mortgages when individuals purchase homes with less than 20% down payment. Mortgage insurance also facilitates the sale of mortgage loans in the secondary mortgage market, providing increased liquidity to mortgage originators. If the homeowner defaults, mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution.

Lifestyle Protection and Enhancement products are intended to protect accumulated wealth and income from the financial drain of unforeseen events. Our principal product lines under the Lifestyle Protection and Enhancement segment are long-term care insurance and consumer protection packages.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

Auto and Home Insurance products are intended to protect against damage to property or injury to the insured or third parties. Our principal product line under the Auto and Home segment is private passenger automobile insurance.

We distribute products through four primary channels: intermediaries (such as brokerage general agents (“BGAs”), banks, securities brokerage firms and financial planning firms); dedicated sales forces, who distribute certain of our products on an exclusive basis, some of whom are not our employees; worksite brokers; and direct and affinity based marketing.

Certain of our subsidiaries and certain policies and contracts offered by them are subject to regulation under the federal securities laws administered by the U.S. Securities and Exchange Commission and certain state securities laws. Certain of these products offer customers a guaranteed interest rate for a predetermined time period and subject customers to a market value adjustment on early withdrawals. Other products offer customers numerous investment options, including, but not limited to, purchases of shares of various mutual funds.

(d) Revenues

Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification. Premiums on short-duration insurance contracts are reported as revenue over the terms of the related insurance policies. In general, earned premiums are calculated on a pro-rata basis or are recognized in proportion to expected claims. Premiums on long-duration insurance products are recognized as earned when due or, in the case of life contingent immediate annuities, when the contracts are issued. Premiums received under annuity contracts without significant mortality risk and premiums received on universal life products are not reported as revenues but as deposits and included in liabilities for future annuity and contract benefits. Mortgage insurance policies are amortized over the policy life in accordance with the expiration of risk. Surrender fee income consists of charges recognized as income when the policy is surrendered. Policy fees and other income consists primarily of insurance charges made against universal life contracts, club membership revenues, fees assessed against policyholder account values and commission income. Consumer protection package dues are recognized as income over the membership period. Charges to policyholder accounts for universal life cost of insurance is recognized as revenue when due. Variable product fees are charged to variable annuity and variable life policyholders based upon the daily net assets of the policyholder’s account values and are recognized as revenue when charged.

(e) Cash and Cash Equivalents

Certificates, money market funds, and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Items with maturities greater than 90 days but less than one year at acquisition are included in short-term investments.

(f) Investment Securities

We have designated our fixed maturities (bonds, notes, and redeemable preferred stock) and our equity securities (common and non-redeemable preferred stock) as available-for-sale. The fair value for regularly traded fixed maturities and equity securities is based on quoted market prices. For fixed maturities not regularly traded, fair values are estimated using values obtained from independent pricing services or discounted expected cash flow using market rates commensurate with credit quality and maturity of the investment.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

Changes in the fair values of investments available-for-sale, net of the effect on deferred acquisition costs, present value of future profits, and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of shareholder’s interest and, accordingly, have no effect on net income. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are considered other than temporary are recognized in earnings through an adjustment to the amortized cost basis of the underlying securities. We engage in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned.

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

Mortgage and policy loans are stated at the unpaid principal balance of such loans, net of allowances for estimated uncollectible amounts. The allowance for losses is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled loans, if any.

(g) Deferred Acquisition Costs

Acquisition costs include costs and expenses that vary with and are primarily related to the acquisition of insurance and investment contracts and consumer protection packages. Such costs are deferred and amortized as follows:

Long-duration contracts—Acquisition costs include first-year commissions in excess of recurring renewal commissions, certain solicitation and printing costs, and certain support costs such as underwriting and policy issue expenses. For investment and universal life type contracts, amortization is based on the present value of anticipated gross profits from investments, interest credited, surrender and other policy charges, and mortality and maintenance expenses. Amortization is adjusted retroactively when current estimates of future gross profits to be realized are revised. For other long-duration insurance contracts, the acquisition costs are amortized in relation to the estimated benefit payments or the present value of expected future premiums.

Short-duration contracts—Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies. Direct response marketing costs are amortized ratably over the expected life of the respective customer relationship.

Consumer protection packages—Acquisition costs consist primarily of marketing costs and are amortized in proportion to the anticipated revenue to be recognized from club memberships.

Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and, if not considered recoverable, are charged to expense.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(h) Intangible Assets

Present Value of Future Profits—In conjunction with the acquisition of life insurance subsidiaries, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called the present value of future profits (“PVFP”), represents the actuarially determined present value of the projected future cash flows from the acquired policies. PVFP is amortized, net of accreted interest, in a manner similar to the amortization of deferred acquisition costs. Interest accretes at rates credited to policyholders on underlying contracts. Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense.

Goodwill—As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We used discounted cash flows to establish fair values. When available and as appropriate, we used comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposal using the relative fair value methodology.

We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based in either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required.

Before December 31, 2001, we amortized goodwill over our estimated period of benefit on a straight-line basis; we amortized other intangible assets on appropriate bases over their estimated lives. No amortization period exceeded 40 years. When an intangible asset’s carrying value exceeded associated expected operating cash flows, we considered it to be impaired and wrote it down to fair value, which we determined based on either discounted future cash flows or appraised values.

(i) Income Taxes

Our non-life insurance subsidiaries are included in the consolidated federal income tax return of General Electric Company. These subsidiaries are subject to a tax-sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. Our U.S. life insurance subsidiaries file a consolidated life insurance federal income tax return and are subject to a separate tax-sharing agreement, as approved by state insurance regulators, which also allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits.

U.S. deferred taxes are allocated to individual subsidiaries by applying the asset and liability method of accounting for deferred income taxes. Intercompany balances are settled at least annually.

We have not established any U.S. deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries. We have elected to permanently reinvest the earnings of our material foreign subsidiaries. Our foreign subsidiaries record foreign income taxes in accordance with SFAS 109, Accounting for Income Taxes.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

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

(k) Future Annuity and Contract Benefits

Future annuity and contract benefits consist of the liability for investment contracts, insurance contracts and accident and health contracts. Investment contract liabilities are generally equal to the policyholder’s current account value. The liability for insurance and accident and health contracts is calculated based upon actuarial assumptions as to mortality, morbidity, interest, expense and withdrawals, with experience adjustments for adverse deviation where appropriate. For our mortgage insurance policies, reserves are established for loans that are delinquent (including loans that are delinquent but have not yet been reported) by forecasting the percentage of delinquent loans where we will ultimately pay claims and the average claim that will be paid based on our historical experience.

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

(m) Separate Accounts

The separate account assets and liabilities represent funds held, and the related liabilities for, the exclusive benefit of the variable annuity contract holders and variable life policyholders. We receive mortality risk fees and administration charges from the variable mutual fund portfolios. The separate account assets are carried at fair value and are equal to the liabilities that represent the policyholders’ equity in those assets.

(n) Minority Interest in and Equity of Consolidated Subsidiaries

Minority interest in and equity of consolidated subsidiaries includes $82 representing perpetual subordinated debt acquired as part of the Saison acquisition. This instrument bears interest at yen-based LIBOR (London Interbank Offered Rate) plus 50 basis points to 150 basis points not to exceed 2% until June 30, 2032, and yen-based LIBOR plus 250 basis points thereafter, which amounted to 0.6% for 2002. $200 represents 200,000 shares of non-redeemable, cumulative preferred stock and certain ownership interests held by unrelated parties in other consolidated subsidiaries. The preferred stock, issued by a subsidiary to a related party in September 2001, has an annual dividend rate of 7.25%.

(o) Accounting Changes

Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

Under SFAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis, and recorded a non-cash charge of $539 million ($380 million after tax), which is reported in the caption “Cumulative effect of change in accounting principle”. All of the charge relates to the Auto & Home Insurance segment, primarily as of the result of heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows. Further information about goodwill is provided in Note 5.

At January 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows, in which case the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. Further information about derivatives and hedging is provided in Note 12.

The cumulative effect of adopting this accounting change at January 1, 2001, was as follows:

	Earnings (a)	Shareholder’s Interest
Adjustment to fair value of derivatives	$(23)	$(555)
Income tax effects	8	204

Total	$(15)	$(351)

(a)	For earnings effect, amount shown is net of adjustment to hedged items.

The cumulative effect on earnings of adopting SFAS 133 comprised two significant elements. One element represented the fair value of equity options embedded in loans that provided both us and the borrower the right, but not the obligation, to convert the loans into shares of the borrower’s stock. The second element of the transition effect was a portion of the effect of marking to market options and currency contracts used for hedging. The cumulative effect on shareholder’s interest was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements.

As a matter of policy, we ensure that funding, including the effect of derivatives, of our investment and other financial asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future net earnings will not be subject to volatility arising from interest rate changes.

(p) Accounting Pronouncements Not Yet Adopted

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. FIN 46’s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to our special purpose entities (SPEs) could be consolidated on our books, and, if consolidated, any assets and liabilities now on our books related to those SPEs would be removed. In the event we consolidated these assets, we would not reacquire their legal ownership, nor would our legal rights and obligations change. Any consolidated assets would earn returns substantially like the returns we would have earned had we never sold them. Even assuming the legal provisions controlling these SPEs are not changed between now and the July 1 effective date of FIN 46, the very complexity of the new consolidation rules and their evolving clarification make forecasting that July 1 effect impracticable. It is also clear that many alternative structures for sales of financial assets would continue to be reported as sales under FIN 46 with the assets qualifying for sale not consolidated. We and GE Capital are evaluating whether characteristics of those structures can cost-beneficially be applied to our arrangements before the July 1 effective date. Further information about entities that potentially fall within the scope of FIN 46 is provided in Note 13.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(2) Acquisitions

Each of the following acquisitions has been accounted for using the purchase method of accounting and, accordingly, the accompanying Consolidated Financial Statements reflect the corresponding results of operations from the respective dates of acquisition (or date of the Transfer).

In April 2002, GE Edison acquired Saison Life Insurance Company Limited (“Saison Life”) from Credit Saison Co., Ltd., Saison Group, Ltd. and its other shareholders for 7.8 billion yen, or approximately $61, representing 12.8 billion yen payments to shareholders less 5.0 billion yen of contingent debt. On the date of acquisition, Saison Life had approximately $4.3 billion of assets, including $2.4 billion of cash and $1.9 billion of other assets, and $4.3 billion of liabilities and equity, including $82 of perpetual subordinated debt (included in minority interest). We have reflected our initial allocation of purchase price based on our estimated fair values according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuation is finalized.

In December 2001, we acquired Centurion Capital Group, subsequently renamed GE Private Asset Management (“GEPAM”), for approximately $90. GEPAM is a West Coast based asset management company.

In July 2000, we acquired 90% of the long-term care insurance portfolio of Citigroup’s Travelers Life and Annuity unit and certain assets related thereto for $411 (“the Travelers Transaction”). In addition, we entered into agreements to underwrite and distribute long-term care insurance with certain Citigroup companies through a long-term strategic alliance. Under this agreement, we will market to the distribution channels of Citigroup, including Travelers.

In April 2000, we acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Life Mutual Insurance Company, for approximately $284. Phoenix American Life Insurance Company, subsequently renamed GE Group Life Assurance Company, provides insurance and administrative services to small and mid-size companies.

Effective March 2000, GE Edison acquired, by means of a comprehensive transfer (“the Transfer”) in accordance with the Insurance Business Law of Japan (“IBL”), the insurance policies and related assets of Toho Mutual Life Insurance Company (“Toho”). GE Edison assumed $21.6 billion of policyholder liabilities, $0.3 billion of accounts payable and accrued expenses, and acquired $20.3 billion of cash, investments and other tangible assets. The $1.6 billion difference between acquired assets and assumed liabilities represents PVFP on the transferred insurance policies. In connection with the Transfer, we terminated reinsurance arrangements we had with Toho. Certain amounts in the Consolidated Statements of Income for the year ended December 31, 2000 reflect the impact of terminating such reinsurance arrangements. The termination of the reinsurance arrangements did not have a significant effect on net earnings for the year ended December 31, 2000.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(3) Investment Securities

(a) General

For the years ended December 31, sources of investment income were as follows:

	2002	2001	2000
Fixed maturities	$3,555	$3,571	$3,267
Equity securities	36	35	26
Mortgage loans	499	470	448
Policy loans	81	73	93
Other	64	67	81

Gross investment income	4,235	4,216	3,915
Investment expenses	(66)	(15)	(21)

Net investment income	$4,169	$4,201	$3,894

For the years ended December 31, sales proceeds and gross realized investment gains and losses resulting from the sales of investment securities available-for-sale were as follows:

	2002	2001	2000
Sales proceeds	$25,088	$17,280	$7,018

Gross realized investment:
Gains	1,211	830	425
Losses, including impairments(a)	(764)	(530)	(192)

Net realized investment gains	$447	$300	$233

(a)	Impairments were $(416), $(277), and $(77) in 2002, 2001 and 2000, respectively.

The additional proceeds from investments presented in our Consolidated Statements of Cash Flows result from principal collected on mortgage and asset-backed securities, maturities, calls and sinking fund payments.

Net unrealized gains and losses on investment securities classified as available-for-sale and other invested assets are reduced by deferred income taxes and adjustments to PVFP and deferred acquisition costs that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of shareholder’s interest at December 31 are summarized as follows:

	2002	2001	2000
Net unrealized gains (losses) on available-for-sale investment securities:
Fixed maturities	$2,112	$(430)	$(631)
Equity securities	(84)	(19)	98
Other invested assets	(89)	(72)	(25)

Subtotal	1,939	(521)	(558)
Adjustments to the present value of future profits and deferred acquisition costs	(75)	60	69
Deferred income taxes, net	(660)	164	191

Net unrealized gains (losses) on available-for-sale investment securities	$1,204	$(297)	$(298)

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

The change in the net unrealized gains (losses) on investment securities classified as available-for-sale and other invested assets reported in the accumulated non-owner changes in equity is as follows:

	2002	2001	2000
Net unrealized (losses) on investment securities – beginning of year	$(297)	$(298)	$(1,021)
Unrealized gains on investment securities – net of deferred taxes of $(876), $(137), and $(386)	1,596	205	782
Reclassification adjustments – net of deferred taxes of $52, $110, and $82	(95)	(204)	(59)

Net unrealized gains (losses) on investment securities – end of year	$1,204	$(297)	$(298)

At December 31, the amortized cost, gross unrealized gains and losses, and fair value of our fixed maturities and equity securities available-for-sale were as follows:

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agencies	$1,285	$57	$18	$1,324
State and municipal	3,426	117	13	3,530
Foreign government	2,536	183	31	2,688
Foreign corporate	6,928	417	120	7,225
U.S. corporate	44,763	2,281	1,135	45,909
Mortgage and asset-backed	11,727	427	53	12,101

Total fixed maturities	70,665	3,482	1,370	72,777
Common and non-redeemable preferred stock	953	47	131	869

Total available-for-sale securities	$71,618	$3,529	$1,501	$73,646

2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agencies	$933	$14	$30	$917
State and municipal	3,652	99	35	3,716
Foreign government	1,418	45	20	1,443
Foreign corporate	6,367	125	168	6,324
U.S. corporate	38,343	739	1,414	37,668
Mortgage and asset-backed	10,685	259	44	10,900

Total fixed maturities	61,398	1,281	1,711	60,968
Common and non-redeemable preferred stock	1,097	83	102	1,078

Total available-for-sale securities	$62,495	$1,364	$1,813	$62,046

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

The scheduled maturity distribution of the fixed maturity portfolio at December 31, 2002 follows. Expected maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$2,618	$2,613
Due one year through five years	14,868	15,219
Due five years through ten years	13,642	14,255
Due after ten years	27,810	28,589

Subtotal	58,938	60,676
Mortgage and asset-backed securities	11,727	12,101

Totals	$70,665	$72,777

At December 31, 2002, $8,531 of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

At December 31, 2002, approximately 25%, 16% and 16% of our investment portfolio is comprised of securities issued by the manufacturing, utility and financial industries, respectively, 83% of which are rated investment grade. No other industry group comprises more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States, and is not dependent on the economic stability of one particular region.

At December 31, 2002, we did not hold any fixed maturity securities in any single issuer, other than securities issued or guaranteed by the U.S. government, which exceeded 10% of shareholder’s interest.

The credit quality of the fixed maturity portfolio at December 31, 2002 and 2001 follows. The categories are based on the higher of the ratings published by Standard & Poor’s or Moody’s.

	2002		2001
	Fair Value	Percent	Fair Value	Percent
Agencies and treasuries	$2,649	3.6%	$2,599	4.3%
AAA/Aaa	13,258	18.2%	11,919	19.5%
AA/Aa	10,382	14.3%	8,721	14.3%
AA/A	19,578	26.9%	16,089	26.4%
BBB/Baa	17,059	23.4%	14,072	23.1%
BB/Ba	2,073	2.9%	1,446	2.4%
B/B	725	1.0%	510	0.8%
CCC/Caa or below	123	0.2%	135	0.2%
Not rated	6,930	9.5%	5,477	9.0%

Totals	$72,777	100.0%	$60,968	100%

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

Bonds with ratings ranging from AAA/Aaa to BBB-/Baa3 are generally regarded as investment grade securities. Some agencies and treasuries (that is, those securities issued by the United States government or an agency thereof) are not rated, but all are considered to be investment grade securities. Finally, some securities, such as private placements, have not been assigned a rating by any rating service and are therefore categorized as “not rated”. This has neither positive nor negative implications regarding the value of the security.

At December 31, 2002 and 2001, there were fixed maturities in default (issuer has missed a coupon payment or entered bankruptcy) with a fair value of $139 and $86, respectively.

(b) Mortgage and Other Loans

At December 31, 2002 and 2001, our U.S. mortgage loan portfolio was $5,302 and $4,499 net of allowance of $44 and $58, respectively. Our non-U.S. mortgage and other loan portfolio at December 31, 2002 and 2001 was $1,930 and $1,556 net of allowance of $38 and $86, respectively.

At December 31, 2002 and 2001, respectively, we held $5,312 and $4,576 of mortgage loans secured by commercial real estate and $156 and $333 of mortgage loans secured by residential real estate. In addition, we held $1,764 and $1,146 of other individual and corporate loans at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, respectively, we held $1,214 and $1,011 in U.S. mortgages secured by real estate in California, comprising 16.8% and 16.7% of the total mortgage portfolio. For the years ended December 31, 2002, 2001 and 2000, respectively, we originated $308, $237 and $267 of mortgages secured by real estate in California, which represent 25%, 22% and 19% of our total U.S. originations for those years.

As of December 31, 2002 and 2001, we were committed to fund $163 and $120, respectively, in U.S. mortgage loans.

“Impaired” loans are defined under U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases, or large groups of smaller-balance homogeneous loans, and therefore applies principally to our commercial loans.

Under these principles, we may have two types of “impaired” loans: loans requiring allowances for losses (none as of December 31, 2002 and 2001) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($4 and $11, as of December 31, 2002 and 2001, respectively). Average investment in impaired loans during 2002, 2001 and 2000 was $7, $12 and $17, respectively and interest income recognized on these loans while they were considered impaired was $1 in each of the three years.

The following table presents the activity in the allowance for losses during the years ended December 31:

	2002	2001	2000
Balances at January 1	$144	$164	$71
Transfers	—	(14)	122
Provision (benefit) charged (credited) to operations	(83)	9	(26)
Amounts written off, net of recoveries	18	(2)	(3)
Impact of foreign currency translation	3	(13)	—

Balance at December 31	$82	$144	$164

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

During 2002 and 2000, as part of our ongoing analysis of exposure to losses arising from mortgage loans, we recognized reductions of $92 and $33, respectively, in our allowance for losses.

(4) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31:

	2002	2001	2000
Unamortized balance at January 1	$4,244	$3,408	$2,318
Impact of foreign currency translation	30	(50)	(32)
Costs deferred	1,381	1,393	1,674
Amortization, net	(576)	(507)	(552)

Unamortized balance at December 31	5,079	4,244	3,408
Cumulative effect of net unrealized investment (gains) losses	(55)	21	38

Balance at December 31	$5,024	$4,265	$3,446

(5) Intangible Assets and Goodwill

The following table presents the activity in Intangible Assets for the years ended December 31:

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$4,617	$(2,648)	$4,388	$(2,377)
Capitalized software	255	(104)	217	(70)
All other	375	(250)	463	(211)

Total	$5,247	$(3,002)	$5,068	$(2,658)

Present Value of Future Profits

The method we use to value PVFP in connection with acquisitions of life insurance entities is summarized as follows: (1) identify the future gross profits attributable to certain lines of business, (2) identify the risks inherent in realizing those gross profits, and (3) discount those gross profits at the rate of return that we must earn in order to accept the inherent risks.

The following table presents the activity in PVFP for the years ended December 31:

	2002	2001	2000
Unamortized balance at January 1	$1,972	$2,531	$1,518
Acquisitions	265	(154)	1,985
Impact of foreign currency translation	23	(81)	37
Interest accreted at 3.5% in 2002, 3.4% in 2001, 4.9% in 2000	69	76	88
Amortization, net	(340)	(400)	(1,097)

Unamortized balance at December 31	1,989	1,972	2,531
Cumulative effect of net unrealized investment (gains) losses	(20)	39	31

Balance at December 31	$1,969	$2,011	$2,562

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

The estimated percentage of the December 31, 2002 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

2003	12.5%
2004	10.6%
2005	9.3%
2006	8.0%
2007	6.9%

Goodwill

At December 31, 2002 and December 31, 2001, total unamortized goodwill was $2,336 and $2,421, respectively. Goodwill amortization was $122 and $108 in 2001 and 2000, respectively.

The effect on net earnings of excluding such goodwill amortization from 2001 and 2000 follow:

	Years Ended December 31,
	2002	2001	2000
Net Earnings	$1,077	$1,300	$1,243

Net Earnings, excluding goodwill amortization	$1,077	$1,395	$1,327

Our goodwill balance by segment and activity during the year follows:

	Wealth Accumulation and Transfer	Mortgage Insurance	Lifestyle Protection and Enhancement	Auto & Home Insurance	Total
Balance, December 31, 2001	$1,169	$23	$690	$539	$2,421
Acquisitions	344	—	20	—	364
Transition impaired (pre-tax)	—	—	—	(539)	(539)
All other (a)	12	—	78	—	90

Balance, December 31, 2002	$1,525	$23	$788	$—	$2,336

a)	Other adjustments include the reclassification of certain intangible assets into goodwill upon the adoption of SFAS 142 and the impact of foreign exchange translation adjustments.

(6) Reinsurance

Certain policy risks are reinsured with other insurance companies to limit the amount of loss exposure. Reinsurance contracts do not relieve us from our obligations to policyholders. In the event that the reinsurers are unable to meet their obligations, we remain liable for the reinsured claims. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. We do not have significant concentrations of reinsurance with any one reinsurer that could have a material impact on our results of operations.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

The maximum amount of individual ordinary life insurance normally retained by the Company on any one life policy is $1. Net life insurance in force as of December 31 is summarized as follows:

	2002	2001	2000
Direct life insurance in force	$520,008	$534,369	$515,742
Amounts ceded to other companies	(202,765)	(111,989)	(113,866)
Amounts assumed from other companies	31,965	39,578	30,751

Net premiums	$349,208	$461,958	$432,627

Percentage of amount assumed to net	9%	9%	7%

The effects of reinsurance on premiums written and earned for the years ended December 31 were as follows:

	Written			Earned
	2002	2001	2000	2002	2001	2000
Direct	$6,530	$6,177	$5,752	$6,514	$6,222	$5,822
Assumed	962	947	738	980	951	722
Ceded	(827)	(610)	(468)	(832)	(622)	(492)

Net premiums	$6,665	$6,514	$6,022	$6,662	$6,551	$6,052

Percentage of amount assumed to net				15%	15%	12%

Reinsurance recoveries recognized as a reduction of benefits amounted to $671, $451 and $394 during 2002, 2001 and 2000, respectively.

(7) Future Annuity and Contract Benefits

Investment Contracts

Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment contracts are recognized by providing a liability equal to the current account value of the policyholder’s contracts. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management.

Insurance Contracts

Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums based on mortality, morbidity, and other assumptions which were appropriate at the time the policies were issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported, and claims in the process of settlement. This estimate is based on the experience of the insurance industry and us, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

The following chart summarizes the major assumptions underlying our recorded liabilities for future annuity and contract benefits:

				December 31
	Withdrawal Assumption	Mortality/ Morbidity Assumption	Interest Rate Assumption	2002	2001
Investment contract	N/A	N/A	N/A	$33,944	$29,299
Limited-payment contracts	None	(a)	3.3% - 12.0%	11,873	11,024
Traditional life insurance contracts	Company experience	(b)	5.5% - 7.5%(e)	16,065	11,903
Universal life-type contracts	N/A	N/A	N/A	5,840	5,280
Accident and health	Company Experience	(c)	7.5% grading to 4.75%	468	336
Long-term care	Company Experience	(d)	4.5% - 7.0%	4,763	4,027
Mortgage insurance(f)	N/A	N/A	N/A	302	378

Total future annuity and contract benefits				$73,255	$62,247

(a)	Either the United States Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuitant Mortality Table.
(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, 1958 and 1980 Commissioner’s Standard Ordinary Tables or Fifth Japanese Experience Table and (IA) Standard Table 1996 (modified).
(c)	The 1958 and 1980 Commissioner’s Standard Ordinary Tables, 1964 modified and 1987 Commissioner’s Disability Tables and Company experience.
(d)	The 1983 Individual Annuitant Mortality Table or 1980 Commissioner’s Standard Ordinary Table and the 1985 National Nursing Home Study and Company experience.
(e)	Interest rate assumptions for our Japanese operations range from 1.19% to 2.4%.
(f)	Mortgage insurance contract liabilities are based on the estimated frequency and severity of known and unreported loan delinquencies.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(8) Liability for Policy and Contract Claims

Changes in the liability for policy and contract claims for the years ended December 31:

	2002	2001	2000
Balance at January 1	$2,887	$2,597	$1,886
Less reinsurance recoverables	(335)	(234)	(223)

Net balance at January 1	2,552	2,363	1,663

Balances from acquisitions and transfers	6	—	219
Incurred related to insured events of:
Current year	4,351	4,978	3,552
Prior years	(80)	(35)	(42)

Total incurred	4,271	4,943	3,510

Paid related to insured events of:
Current year	(3,123)	(3,719)	(2,046)
Prior years	(1,053)	(987)	(902)

Total paid	(4,176)	(4,706)	(2,948)

Foreign currency translation	14	(48)	(81)
Net balance at December 31	2,667	2,552	2,363

Add reinsurance recoverables	522	335	234

Balance at December 31	$3,189	$2,887	$2,597

For each of the three years presented above, the change in prior years incurred liabilities primarily relates to positive development in claims incurred but not reported for private passenger automobile insurance and certain accident and health insurance. In general, our insurance contracts are not subject to premiums experience adjustments as a result of prior-year effects.

(9) Borrowings

(a) Long-Term Debt

Total long-term borrowings at December 31:

		2002		2001
	Maturities	Amount	Average Rate	Amount	Average Rate
Global Debt (Non-U.S.)	2011	$464	2.75%	$464	2.75%
Guaranteed Notes (Non-U.S.)	2008	84	2.25%	84	2.25%
Notes (Non-U.S.)	2008	440	2.64%	440	2.64%
First Colony Life Insurance Company Senior Notes	2003	175	6.63%	175	6.63%
Less current maturities of long-term debt		(175)	—	—	—

		$988		$1,163
Foreign currency gain (loss)		14		(20)

Total		$1,002		$1,143

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(b) Short-Term Debt

Total short-term debt at December 31:

	2002		2001
	Amount	Average Rate(a)	Amount	Average Rate(a)
Commercial paper	$1,675	1.44%	$1,463	1.95%
First Colony Life Insurance Company Senior Notes	175	6.63%	—	—
Short term line of credit with GE Capital	—		285	2.80%
Other	—		4

Total	$1,850		$1,752

(a)	Based on year-end balances and year-end local currency rates.

(c) General

Our borrowings are addressed as follows from two perspectives—liquidity and interest rate risk management.

Liquidity

Liquidity requirements of GE Financial Assurance are principally met through dividends from its insurance subsidiaries, the Commercial Paper program and the credit line with GE Capital. At December 31, 2002, we have an unused credit line of $2,500 with GE Capital.

Interest rate risk

A variety of instruments, including interest rate and currency swaps and currency forwards (for further discussion see Note 12), are employed to achieve management’s interest rate objectives. Effective interest rates are lower under these “synthetic” positions than could have been achieved by issuing debt directly. The following table shows our borrowing positions at December 31, 2002 and 2001, considering the effects of swaps.

	2002		2001
	Amount	Average Rate(c)	Amount	Average Rate(c)
Short term (a)	$748	2.65%	$690	2.19%
Long term (b)	2,104	4.33%	2,251	4.55%

Total	$2,852		$2,941

(a)	Includes the unhedged portion of commercial paper and other short-term debt.
(b)	Includes fixed rate borrowings and $1.1 billion ($1.1 billion in 2001) notional long-term interest rate swaps that effectively convert the floating-rate nature of short term borrowings into fixed rate borrowings.
(c)	Based on year-end balances and year-end local currency rates.

At December 31, 2002, swap maturities ranged from 2007 to 2017.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(10) Income Taxes

The total provision (benefit) for income taxes for the years ended December 31:

	2002	2001	2000
Current federal income tax	$453	$249	$31
Deferred federal income tax	(86)	313	484

Subtotal—federal	367	562	515

Current state income tax	(18)	(6)	(7)
Deferred state income tax	21	1	3

Subtotal—state	3	(5)	(4)

Current foreign income tax	(1)	(77)	158
Deferred foreign income tax	71	170	(72)

Subtotal—foreign income tax	70	93	86

Total income tax	$440	$650	$597

The reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

	2002	2001	2000
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax effect	(0.3)	(0.2)	(0.1)
Non-deductible goodwill amortization	—	1.0	1.0
IRS settlement (a)	(11.8)	—	—
Tax exempt income	(0.7)	(2.7)	(2.8)
Other, net	0.9	(0.1)	(0.8)

Effective rate	23.1%	33.0%	32.3%

(a)	In 2002, we reached a favorable settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contacts resulting in a benefit of $152. The benefits associated with the settlement are non-recurring.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

The components of the net deferred income tax liability at December 31 are as follows:

	2002	2001
Assets:
Net unrealized losses on investment securities	$—	$164
Future annuity and contract benefits	1,283	1,368
Net unrealized losses on derivatives	62	92
Foreign subsidiary NOL carryforward	107	—
Other	347	103

Total deferred income tax assets	1,799	1,727

Liabilities:
Net unrealized gains on investment securities	(660)	—
Investments	(235)	(82)
Present value of future profits	(538)	(464)
Deferred acquisition costs	(1,181)	(1,135)
Statutory contingency reserve	(248)	(652)
Other	(66)	(87)

Total deferred income tax liabilities	(2,928)	(2,420)

Net deferred income tax liability	$(1,129)	$(693)

Based on an analysis of our tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable us to realize all of our deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established.

Federal income tax law allows mortgage guaranty insurance companies to deduct from current taxable income amounts added to statutory contingency loss reserves required by state law or regulation, subject to certain limitations. This federal tax deduction is permitted only to the extent that U.S. Mortgage Guaranty Insurance Company Tax and Loss Bonds (“Tax and Loss Bonds”) are purchased in the amount of the tax benefit attributable to the deduction. Tax and Loss Bonds are non-interest bearing and mature ten years from the designated issue date. Unrecaptured amounts previously deducted for statutory contingency loss reserves must be included in federal taxable income in the tenth subsequent tax year. Tax and Loss Bond redemptions in December 2002 reduced the deferred tax liability for statutory contingency reserves by $404.

We paid $253 and $59 for federal and state taxes in 2002 and 2001, respectively, and received a refund of $(266) for income taxes during 2000.

At December 31, 2002 and 2001, our deferred income tax liability was $2,928 and $2,420, respectively. At December 31, 2002 and 2001, our current income tax liability was $469 and $232, respectively.

(11) Related Party Transactions

At December 31, 2002 and December 31, 2001, we held a note receivable from GE Capital with a balance of $175. This note bears interest at 6.63% and matures in August 2003.

At December 31, 2002 and December 31, 2001, long-term debt included a note payable to affiliates with a balance of $27. The note bears interest at 2.25% and matures in April 2008. In addition, a guarantee fee of 0.50% is being paid annually to GE Capital as guarantor.

At December 31, 2002 and December 31, 2001, long-term debt included a note payable to GE Capital with a balance of $440. This note bears interest at an effective fixed rate of 2.64% and matures in March 2008.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

At December 31, 2002 and December 31, 2001, we had a line of credit with GE Capital that has an aggregate borrowing line of $2,500 with balances of $0 and $285, respectively.

We also invest in certain short-term notes issued by GE Capital. These investments yield market rates. Interest earned on these notes was $0, $0 and $3 for the years ended December 31, 2002, 2001 and 2000, respectively. There were no investments in short-term notes at December 31, 2002, and $97 at December 31, 2001.

During 2002, 2001 and 2000, we paid $19, $24 and $36, respectively, to GE Capital for certain computer services fees.

During each of 2002, 2001 and 2000 we collected $21, of premiums from various GE affiliates for long-term care insurance provided to employees of such affiliates.

Under an agreement with a non-consolidated affiliate, the Mortgage Insurance segment sells properties acquired through claim settlement at a price equal to the property’s fair value times an agreed upon price factor. During 2002 and 2001, proceeds from these transactions were $13 and $11, respectively.

The Mortgage Insurance segment provides primary mortgage insurance coverage and other services to a non-consolidated affiliate. During 2002, 2001 and 2000, proceeds from these services were $7, $14 and $18, respectively.

We provide excess of loss reinsurance covering the insurance portfolios of affiliates in Australia and the United Kingdom. These amounted to $2.1 and $1.6 and December 31, 2002 and 2001, respectively.

During 2002, we together with certain affiliates created an investment center of excellence by transferring the majority of our respective investment personnel to an affiliate, GE Asset Management Incorporated (“GEAM”). In May 2002, we entered into various investment management agreements with GEAM under which we incurred expenses of $28 million payable to GEAM as compensation for the investment services.

During 2002, we sold certain securities to an affiliate at a fair value established as if it were an arms-length, third party transaction, which resulted in a gain of $114 million.

During 2002, we made loans to GE Capital in the aggregate amount of 119.8 Great British Pounds, which approximates $200 and is included in other assets at December 31, 2002. These loans were made pursuant to two notes, the terms of which are as follows:

	Maturities	Rate
Note Receivable (A)	April 2012	5.46%
Note Receivable (B)	April 2017	5.50%

(12) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the Consolidated Financial Statements at fair value are not included in the following disclosures; such items include cash and cash equivalents, investment securities, separate accounts and derivative financial instruments. Other financial assets and liabilities—those not carried at fair value—are discussed in the following pages. Apart from certain borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although we have made every effort to develop the fairest representation of fair value for this section, it would be unusual if the estimates could actually have been realized at December 31, 2002.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

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

Insurance—credit life. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a current market rate.

All other instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

	December 31, 2002				December 31, 2001
			Assets (Liabilities)				Assets (Liabilities)
	Notional Amount		Carrying Amount	Estimated Fair Value	Notional Amount		Carrying Amount	Estimated Fair Value
				(in millions)
Assets:
Mortgage loans	(a	)	$7,232	$7,997	(a	)	$6,055	$6,186
Other financial instruments	(a	)	33	33	(a	)	200	200
Liabilities:
Borrowing and related instruments:
Borrowings(b)(c)	(a	)	(2,852)	(2,852)	(a	)	(2,941)	(2,941)
Investment contract benefits	(a	)	(33,944)	(34,376)	(a	)	(29,299)	(29,059)
Insurance—credit life	1,203		(36)	(36)	1,342		(69)	(69)
Performance guarantees, principally letters of credit	119		—	—	42		—	—
Other firm commitments:
Ordinary course of business lending commitments	163		—	—	120		—	—
Commitments to fund limited partnerships	88		—	—	83		—	—

(a)	These financial instruments do not have notional amounts.
(b)	See Note 9.
(c)	Includes effects of interest rate and currency swaps.

On January 1, 2001 we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as discussed in Note 1. The paragraphs that follow provide additional information about derivatives and hedging relationships in accordance with SFAS 133.

The nature of our business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates. As discussed more fully in Note 1 of the consolidated financial statements, we use derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001, accounting change previously described affected only the pattern and timing of non-cash accounting recognition.

A reconciliation of current period changes for the years ended December 31, 2002 and 2001, net of applicable income taxes in the separate component of shareholder’s interest labeled “derivatives qualifying as hedges”, follows:

	2002	2001
Net Other Comprehensive Income Balances as of January 1	$(168)	$(351)
Current period decreases in fair value - net	21	20
Reclassification to earnings, net	49	163

Balance at December 31	$(98)	$(168)

Derivatives and Hedging. Our global business activities routinely deal with fluctuations in interest rates, in currency exchange rates and in other asset prices. We follow GE and GE Capital’s strict policies to managing each of these risks, including prohibition on, derivatives market-making, speculative derivatives trading or other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

Cash flow hedges. Under SFAS 133, cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, we often borrow funds at a variable rate of interest. If we need these funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, if a fixed rate loan is made, we will contractually commit to pay a fixed rate of interest to a counterparty who will pay us a variable rate of interest

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(an “interest rate swap”). This swap will then be designated as a cash flow hedge of the associated variable rate borrowing. If, as would be expected, the derivative is highly effective in offsetting variable rates in the borrowing, change in its fair value are recorded in a separate component of equity and released to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided below.

We use currency forwards and interest rate and currency swaps, to optimize investment returns and borrowing costs. For example, currency swaps and non-functional currency borrowings together provide lower funding costs than could be achieved by issuing debt directly in a given currency.

At December 31, 2002, amounts related to derivatives qualifying as cash flow hedges amounted to an increase of equity of $77, of which $38 was expected to be transferred to earnings in 2003 along with the earnings effects of the related forecasted transactions in 2003.

Fair value hedges. Under SFAS 133, fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, we will use an interest rate swap in which we receive a fixed rate of interest and pay a variable rate of interest to change the cash flow profile of a fixed rate borrowing to match the variable rate financial asset that we are funding. Changes in fair value of derivatives designated and effective as fair value hedges are recorded in earnings and are offset by corresponding changes in the fair value of the hedged item.

We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effect of interest rate and currency exchange rate changes on local and non functional currency denominated fixed rate borrowings and certain types of fixed rate assets. Equity options are used to hedge price changes in equity indexed annuity liabilities.

Net investment hedges. The net investment hedge designation under SFAS 133 refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, such exposures are managed using currency forwards and currency swaps.

Derivatives not designated as hedges. SFAS 133 specifies criteria that must be met in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. We will also occasionally receive derivatives, such as equity warrants, in the ordinary course of business. Under SFAS 133, derivatives that do not qualify for hedge accounting are marked to market through earnings.

We use option contracts, including floors, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of liabilities. For example, we use equity options to hedge the risk of changes in equity prices embedded in insurance liabilities associated with certain annuity contracts. Although these instruments are considered to be derivatives under SFAS 133, our economic risk is similar to, and managed on the same basis as other equity instruments we hold.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

Earnings effects of derivatives. The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under SFAS 133 whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments we use. Earnings effects of such items are shown in the following table as “amounts excluded from the measure of effectiveness.”

	December 31, 2002
	Cash flow hedges	Fair value hedges
	(In millions)
Ineffectiveness	$—	$2.8
Amounts excluded from the measure of effectiveness	—	—

At December 31, 2002, the fair value of derivatives in a gain position and recorded in “All other assets” is $339 and the fair value of derivatives in a loss position and recorded in “All other liabilities” is $1,334.

Counterparty credit risk. The risk that counterparties to derivative contracts will be financially unable to make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net gains and losses for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts, typically as a result of changes in market conditions (see table below), we will not execute any additional transactions until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. If the downgrade provisions had been triggered at December 31, 2002, we could have been required to disburse up to $1,082 million and could have claimed $87 from counterparties—the net fair value losses and gains. At December 31, 2002 and 2001, gross fair value gains amounted to $339 and $157, respectively. At December 31, 2002 and 2001, gross fair value losses amounted to $1,334 and $1,201, respectively.

Except for such positions, our other swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. We may, however, enter into derivative transactions for durations of five years or longer with lower rated counterparties (Moody’s Aa3 and S&P’s AA-) if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. Foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having an A-1/ P-1 credit rating and the credit limit for these transactions is $150.

Counterparty credit criteria

Credit Rating
	Moody’s	Standard & Poor’s
Term of transaction
Between one and five years	Aa3	AA-
Greater than five years	Aaa	AAA
Credit exposure limit
Up to $50 million	Aa3	AA-
Up to $75 million	Aaa	AAA

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(13) Non-Controlled Entities

One of the most common forms of off-balance sheet arrangements is asset securitization. We use GE Capital sponsored and third party entities to facilitate asset securitizations. As part of this strategy, management considers the relative risks and returns of our alternatives and predominately uses GE Capital sponsored entities. Management believes these transactions could be readily executed through third party entities at insignificant incremental cost.

The following table summarizes the current balance of assets sold to QSPE’s at December 31:

	2002	2001
Assets—secured by:
Commercial mortgage loans	$428	$492
Fixed maturities	679	—
Other receivables	825	824

Total Assets	$1,932	$1,316

We evaluate the economic, liquidity and credit risk related to the above SPEs and believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our operations, cash flows, or financial position. Financial support for certain SPE’s is provided under credit support agreements, in which GE Financial Assurance provides limited recourse for a maximum of $119 million of credit losses in qualifying entities. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital. We may record liabilities for such guarantees based on our best estimate of probable losses. To date, none of our QSPE’s have incurred a loss.

Sales of securitized assets to QSPEs result in a gain or loss based on the difference between sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. Beneficial interests and recourse obligations related to such sales that are recognized in our financial statements are as follows:

	December 31,
	2002		2001
	Cost	Fair Value	Cost	Fair Value
Beneficial interest	$76	$103	$50	$63
Servicing asset	—	—	—	—
Recourse liability	—	—	—	—

Total	$76	$103	$50	$63

Beneficial interest. In certain securitization transactions, we retain an interest in transferred assets. Those interests take various forms and may be subject to credit prepayment and interest rate risks.

Servicing assets. Following a securitization transaction, we retain the responsibility for servicing the receivables, and, as such, are entitled to receive an ongoing fee based ont ehon the outstanding principal balances of the receivables. There are no servicing assets nor liabilities recorded as the benefits of servicing the assets are adequate to compensate an independent servicer for its servicing responsibilities.

Recourse liability. As described previously, under credit support agreements we provide recourse for credit losses in special purpose entities. We recognize expected credit losses under these agreements.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

Other Non-controlled Entities. We also have certain investments in associated companies for which we provide varying degrees of financial support and are entitled to a share in the results of the entities’ activities. While all of these entities are substantive operating companies, some may need to be evaluated under FIN 46. The types of support we typically provide to these entities consists of credit enhancement, such as debt guarantees, and other contractual arrangements.

(14) Restrictions on Dividends

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on 10% of the prior year surplus (net of adjustments in some cases) and prior year statutory income (net gain from operations, net income adjusted for realized capital gains, or net investment income). Dividends in excess of regulatory prescribed limits are deemed “extraordinary” and require formal state insurance department approval. Based on statutory results as of December 31, 2002, we are able to receive $446 in dividends in 2003 without obtaining regulatory approval.

We received dividends from our subsidiaries of $778 ($375 of which were deemed “extraordinary”), $410, and $33 during 2002, 2001, and 2000, respectively. We declared dividends of $25 to GE Capital during 2001 for which payment was made in 2002. No other dividends were declared or paid by us in 2002 and 2001. We declared and paid $23 of cash dividends to GE Capital during 2000.

(15) Supplementary Financial Data

Our insurance subsidiaries file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and shareholder’s interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our insurance subsidiaries have no significant permitted accounting practices.

Combined statutory net income for our U.S. domiciled insurance subsidiaries for the years ended December 31, 2002, 2001 and 2000 was $26, $648 and $741, respectively. The combined statutory capital and surplus as of December 31, 2002 and 2001 was $7,213 and $5,647, respectively.

The NAIC has adopted Risk-Based Capital (RBC) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of each of our insurance subsidiaries. At December 31, 2002 and 2001, each of our insurance subsidiaries exceeded the minimum required RBC levels.

For statutory purposes, our mortgage insurance subsidiaries are required to maintain a contingency reserve. Annual additions to the contingency reserve shall equal 50% of earned premiums to be maintained for ten years.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(16) Operating and Geographic Segments

(a) Operating Segment Information

We conduct our operations through four business segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder’s wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, (2) Mortgage Insurance, which provides insurance coverage on residential mortgages (3) Lifestyle Protection and Enhancement comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide consumer protection packages, and (4) Auto and Home, comprised of products intended to provide insurance coverage for damage to property or injury. See Note (1)(c) for further discussion of our principal product lines within these four segments.

The following is a summary of segment activity for 2002, 2001 and 2000:

2002—Segment Data

	Wealth Accumulation & Transfer	Mortgage Insurance	Lifestyle Protection & Enhancement	Auto and Home	Consolidated
Premiums	$2,979	$550	$2,588	$545	$6,662
Net investment income	3,426	170	508	65	4,169
Surrender fee income	179	—	—	—	179
Net realized investment gains	375	50	5	17	447
Policy fees and other income	513	—	284	9	806

Total revenues	7,472	770	3,385	636	12,263

Interest credited, benefits, and other changes in policy reserves	5,249	35	1,951	438	7,673
Commissions	693	—	467	3	1,163
Amortization of intangibles, net	246	1	90	7	344
Other operating costs and expenses, net	418	121	515	126	1,180

Total benefits and expenses	6,606	157	3,023	574	10,360

Income before income taxes, minority interest and cumulative effect of change in accounting principle	$866	$613	$362	$62	$1,903

Provision for income taxes	$175	$174	$76	$15	$440

Total assets	$90,687	$4,618	$12,678	$1,580	$109,563

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

2001—Segment Data

	Wealth Accumulation & Transfer	Mortgage Insurance	Lifestyle Protection & Enhancement	Auto and Home	Consolidated
Premiums	$2,980	$600	$2,404	$567	$6,551
Net investment income	3,488	177	462	74	4,201
Surrender fee income	358	—	—	—	358
Net realized investment gains	231	52	6	11	300
Policy fees and other income	483	—	341	7	831

Total revenues	7,540	829	3,213	659	12,241

Interest credited, benefits, and other changes in policy reserves	5,124	126	1,784	422	7,456
Commissions	679	—	450	9	1,138
Amortization of intangibles, net	314	5	162	35	516
Other operating costs and expenses, net	359	120	541	141	1,161

Total benefits and expenses	6,476	251	2,937	607	10,271

Income before income taxes, minority interest and cumulative effect of change in accounting principle	$1,064	$578	$276	$52	$1,970

Provision for income taxes	$349	$158	$132	$11	$650

Total assets	$79,249	$4,777	$10,743	$2,169	$96,938

2000—Segment Data

	Wealth Accumulation & Transfer	Mortgage Insurance	Lifestyle Protection & Enhancement	Auto and Home	Consolidated
Premiums	$2,885	$587	$1,958	$622	$6,052
Net investment income	3,314	165	342	73	3,894
Surrender fee income	1,253	—	—	—	1,253
Net realized investment gains	146	71	19	(3)	233
Policy fees and other income	468	1	454	8	931

Total revenues	8,066	824	2,773	700	12,363

Interest credited, benefits, and other changes in policy reserves	5,003	40	1,391	481	6,915
Commissions	797	—	424	15	1,236
Amortization of intangibles, net	965	5	231	46	1,247
Other operating costs and expenses, net	245	109	587	178	1,119

Total benefits and expenses	7,010	154	2,633	720	10,517

Income before income taxes, minority interest and cumulative effect of change in accounting principle	$1,056	$670	$140	$(20)	$1,846

Provision for income taxes	$312	$195	$105	$(15)	$597

Total assets	$76,585	$4,488	$8,870	$2,161	$92,104

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(b) Geographic Segment Information

We conduct our operations almost entirely in two geographic regions: (1) North America and (2) Japan. See Note (1)(c) for further discussion of our principal product lines distributed in these two segments.

The following is a summary of geographic region activity as of and for the years ended December 31, 2002, 2001 and 2000.

2002	North America	Japan	Consolidated
Total revenue	$10,175	$2,088	$12,263

Income before income taxes, minority interest and cumulative effect of change in accounting principle	$1,673	$230	$1,903

Total assets	$88,682	$20,881	$109,563

2001	North America	Japan	Consolidated
Total revenues	$10,155	$2,086	$12,241

Income before income taxes, minority interest and cumulative effect of change in accounting principle	$1,733	$237	$1,970

Total assets	$81,295	$15,643	$96,938

2000	North America	Japan	Consolidated
Total revenues	$9,076	$3,287	$12,363

Income before income taxes, minority interest and cumulative effect of change in accounting principle	$1,591	$255	$1,846

Total assets	$74,747	$17,357	$92,104

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(17) Litigation

We, like other insurance companies, are involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, the ultimate outcome of which, and any effect on us, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on our Consolidated Financial Statements.

On November 1, 2000 we were named as a defendant in a lawsuit filed in Georgia state court related to the sale of universal life insurance policies (McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co.). On December 1, 2000, we successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint is brought as a class action on behalf of all persons who purchased certain universal life insurance policies from us and alleges improper sales practices in connection with the sale of universal life policies. No class has been certified. On February 27, 2002, the court denied our motion for summary judgment. We have vigorously denied liability with respect to the plaintiff’s allegations and the ultimate outcome, and any effect on us, of the McBride litigation cannot be determined at this time.

(18) Quarterly Financial Data (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2002	2001	2002	2001	2002	2001	2002	2001
Premiums	$1,556	$1,540	$1,618	$1,690	$1,733	$1,587	$1,755	$1,734
Total revenues	$3,026	$3,039	$2,729	$3,135	$3,156	$2,997	$3,352	$3,070
Income before cumulative effect of change in accounting principle (1)	$374	$351	$229	$336	$460	$317	$394	$311
Net income	$(6)	$336	$229	$336	$460	$317	$394	$311

(1)	See Note 1(o) of the Consolidated Financial Statements.

(19) Subsequent Event

On March 5, 2003, GE Capital contributed all of our outstanding common stock to GEI, Inc., a newly formed holding company. GEI, Inc. is a wholly-owned subsidiary of GE Capital.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

GE Financial Assurance Holdings, Inc.:

Under date of February 7, 2003, except for Note 19 which is as of March 5, 2003, we reported on the consolidated balance sheets of GE Financial Assurance Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholder’s interest, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/    KPMG LLP

Richmond, Virginia

February 7, 2003, except for Note 19

which is as of March 5, 2003

Schedule II

GE FINANCIAL ASSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company)

Balance Sheets

(Dollar amounts in millions, except per share amounts)

	December 31, 2002	December 31, 2001
Assets
Investment in subsidiaries	$16,599	$14,774
Cash and cash equivalents	70	3
Other assets	2,092	1,615

Total assets	$18,761	$16,392

Liabilities and Shareholder’s Interest
Liabilities:
Short-term debt	$1,675	$1,748
Long-term debt	505	474
Other liabilities	1,320	1,415

Total liabilities	3,500	3,637

Shareholder’s interest:
Net unrealized investment gains	1,204	(297)
Derivatives qualifying as hedges	(98)	(168)
Foreign currency translation adjustments	(170)	(28)

Accumulated non-owner changes in equity	936	(493)
Common stock ($1 par value, 1,000 authorized, issued and outstanding)	—	—
Additional paid-in-capital	6,953	6,953
Retained earnings	7,372	6,295

Total shareholder’s interest	15,261	12,755

Total liabilities and shareholder’s interest	$18,761	$16,392

See accompanying Note to condensed financial information of registrant.

Schedule II

GE FINANCIAL ASSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

(Parent Company)

Statements of Income

(Dollar amounts in millions)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Equity in undistributed earnings of subsidiaries	$633	$972	$1,348
Net investment income	817	452	60

Total revenues	1,450	1,424	1,408
Benefits and expenses:
General expenses	19	45	134
Interest expense	131	145	124

Total benefits and expenses	150	190	258

Income before income taxes and cumulative effect of change in accounting principle	1,300	1,234	1,150
Income tax benefit	157	66	93
Cumulative effect of change in accounting principle, net of tax	(380)	—	—

Net income	$1,077	$1,300	$1,243

See accompanying Note to condensed financial information of registrant.

Schedule II

GE FINANCIAL ASSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT—(Continued)

(Parent Company)

Statements of Cash Flows

(Dollar amounts in millions)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$1,077	$1,300	$1,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(253)	(972)	(1,348)
(Increase) decrease in other assets	(477)	(329)	(1,807)
Increase (decrease) in other liabilities	(121)	199	1,168

Total adjustments	(851)	(1,102)	(1,987)

Net cash provided by (used in) operating activities	226	198	(744)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(61)	(312)	(573)

Net cash used in investing activities	(61)	(312)	(573)

Cash flows from financing activities:
Net commercial paper borrowing (repayments)	212	(551)	1,026
Proceeds from borrowings	2,747	3,323	3,410
Payments on borrowings	(3,032)	(2,794)	(3,168)
Dividend paid to shareholder	(25)	—	(23)

Net cash (used in) provided by financing activities	(98)	(22)	1,245

Net increase (decrease) in cash and cash equivalents	67	(136)	(72)

Cash and cash equivalents at beginning of year	3	139	211

Cash and cash equivalents at end of year	$70	$3	139

See accompanying Note to condensed financial information of registrant.

Schedule II

GE FINANCIAL ASSURANCE HOLDINGS, INC.

NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Parent Company)

(1) Basis of Presentation

At December 31, 2002, all of the outstanding common stock of GE Financial Assurance Holdings, Inc., (“GE Financial Assurance”) was owned by General Electric Capital Corporation (“GE Capital”), a wholly owned subsidiary of General Electric Capital Services, Inc., which in turn is wholly owned, directly or indirectly, by General Electric Company.

GE Financial Assurance’s primary asset is its 100% investment in the common stock of GNA Corporation. GNA Corporation owns 100% of the common stock of various other life and non-life insurance companies. Net investment income primarily includes cash dividends received from its subsidiaries.

The consolidated financial statements and accompanying notes of GE Financial Assurance Holdings, Inc., and subsidiaries are an integral part of this schedule.

Schedule III

GE FINANCIAL ASSURANCE HOLDINGS, INC., AND SUBSIDIARIES

Supplemental Insurance Information

(Dollar amounts in millions)

Segment	Deferred Acquisition Costs	Future Annuity and Contract Benefits & Liability for Policy and Contract Claims	Unearned Premiums	Other Policyholder Liabilities	Premium Revenue
December 31, 2002
Wealth Accumulation and Transfer	$3,334	$68,476	$27	$496	$2,979
Mortgage Insurance	91	302	48	40	550
Lifestyle Protection and Enhancement	1,556	7,164	446	37	2,588
Auto and Home Insurance	43	502	278	—	545

Total	$5,024	$76,444	$799	$573	$6,662

December 31, 2001
Wealth Accumulation and Transfer	$2,901	$58,347	$35	$264	$2,980
Mortgage Insurance	96	378	70	27	600
Lifestyle Protection and Enhancement	1,223	5,880	469	11	2,404
Auto and Home Insurance	45	529	263	5	567

Total	$4,265	$65,134	$837	$307	$6,551

December 31, 2000
Wealth Accumulation and Transfer	$2,455	$54,115	$101	$448	$2,885
Mortgage Insurance	106	355	78	—	587
Lifestyle Protection and Enhancement	828	5,212	420	47	1,958
Auto and Home Insurance	57	620	279	6	622

Total	$3,446	$60,302	$878	$501	$6,052

Segment	Net Investment Income	Interest Credited & Benefits and Other Changes in Policy Reserves	Change in Deferred Acquisition Costs, net	Other Operating Expenses	Premiums Written
December 31, 2002
Wealth Accumulation and Transfer	$3,426	$5,249	$(461)	$1,818	$2,964
Mortgage Insurance	170	35	5	117	528
Lifestyle Protection and Enhancement	508	1,951	(350)	1,422	2,613
Auto and Home Insurance	65	438	1	135	560

Total	$4,169	$7,673	$(805)	$3,492	$6,665

December 31, 2001
Wealth Accumulation and Transfer	$3,488	$5,124	$(590)	$1,942	$2,955
Mortgage Insurance	177	126	9	116	592
Lifestyle Protection and Enhancement	462	1,784	(318)	1,471	2,418
Auto and Home Insurance	74	422	13	172	549

Total	$4,201	$7,456	$(886)	$3,701	$6,514

December 31, 2000
Wealth Accumulation and Transfer	$3,314	$5,003	$(878)	$2,885	$2,846
Mortgage Insurance	165	40	10	104	600
Lifestyle Protection and Enhancement	342	1,391	(268)	1,510	1,969
Auto and Home Insurance	73	481	14	225	607

Total	$3,894	$6,915	$(1,122)	$4,724	$6,022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information omitted in accordance with General Instruction I (2)(c).

Item 13. Certain Relationships and Related Transactions.

Information omitted in accordance with General Instruction I (2)(c).

Item 14. Controls and Procedures.

Within the 90-day period prior to the filing of this report, we, including the Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14 (c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements

Included in Part II of this report:

Independent Auditors’ Report
Consolidated Balance Sheets at December 31, 2002 and December 31, 2001
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002
Consolidated Statements of Shareholder’s Interest for each of the years in the three-year period ended December 31, 2002
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002
Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

Independent Auditors’ Report
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

Exhibit Number	Description

3.1	Articles of Incorporation, and all amendments thereto. Incorporated by reference to our Form 10 filed November 13, 1997 (Commission File No. 0-23375).

3.2	By-Laws, as amended. Incorporated by reference to our Form 10-K for the year ended December 31, 2000, filed March 23, 2001.

4.1

Indenture, dated as of June 26, 2001, between GE Financial Assurance Holdings, Inc., and The Chase Manhattan Bank, as

Trustee. Incorporated by reference to our Form 10-Q for the period ended June 30, 2001, filed August 3, 2001.

4.2

First Supplemental Indenture, dated as of June 26, 2001, among GE Financial Assurance Holdings, Inc., The Chase

Manhattan Bank, as Trustee, Paying Agent and Exchange Rate Agent, and The Chase Manhattan Bank, Luxembourg,

S.A., as Paying Agent. Incorporated by reference to our Form 10-Q for the period ended June 30, 2001, filed August 3, 2001

Exhibit Number	Description

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries. Information omitted in accordance with General Instruction I (2)(b).

23.1	Consentof KPMG LLP.

99.1	Certification of Michael D. Fraizer, Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Richard P. McKenney, Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2003

GE FINANCIAL ASSURANCE HOLDINGS, INC.

By:	/s/ RICHARD G. FUCCI
Richard G. Fucci Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the date indicated.

Signature	Title	Date

/s/ MICHAEL D. FRAIZER (Michael D. Fraizer)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2003

/s/ RICHARD P. MCKENNEY (Richard P. McKenney)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2003

/s/ RICHARD G. FUCCI (Richard G. Fucci)	Vice President and Controller (Principal Accounting Officer)	March 7, 2003

/s/ LEON E. RODAY (Leon E. Roday)	Director, Senior Vice President, General Counsel and Secretary	March 7, 2003

/s/ GEOFFREY S. STIFF (Geoffrey S. Stiff)	Director and Senior Vice President	March 7, 2003

CERTIFICATIONS

I, Michael D. Fraizer, certify that:

1. I have reviewed this annual report on Form 10-K of GE Financial Assurance Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL D. FRAIZER
Michael D. Fraizer, Chief Executive Officer

March 7, 2003

I, Richard P. McKenney, certify that:

1. I have reviewed this annual report on Form 10-K of GE Financial Assurance Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD P. MCKENNEY
Richard P. McKenney Chief Financial Officer

March 7, 2003