Form 10-Q
period 2003-03-31
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2003-05-02
CIK 1049537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

At May 2, 2003, 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed, Consolidated Statements of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Premiums	$1,744	$1,556
Net investment income	1,086	1,061
Net realized investment gains	46	154
Other income	231	255

Total revenues	3,107	3,026

Benefits and expenses:
Benefits and other changes in policy reserves	1,616	1,378
General expenses	710	741
Interest credited	430	421
Amortization of intangibles	84	70
Change in deferred acquisition costs, net	(191)	(180)
Interest expense	32	30

Total benefits and expenses	2,681	2,460

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	426	566
Provision for income taxes	(130)	(190)

Earnings before minority interest and cumulative effect of change in accounting principle	296	376
Minority interest	(1)	(2)

Earnings before cumulative effect of change in accounting principle	295	374
Cumulative effect of change in accounting principle, net of tax	—	(380)

Net earnings (loss)	295	(6)
Retained earnings at beginning of period	7,372	6,295

Retained earnings at end of period	$7,667	$6,289

See Notes to Condensed, Consolidated Financial Statements.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed, Consolidated Statements of Financial Position

(Dollar amounts in millions)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$75,441	$72,777
Equity securities available-for-sale, at fair value	814	869
Mortgage and other loans, net of valuation allowance	7,429	7,232
Policy loans	1,422	1,405
Other invested assets	3,630	1,292
Short-term investments	211	831

Total investments	88,947	84,406

Cash and cash equivalents	2,573	2,101
Accrued investment income	1,488	1,540
Deferred acquisition costs	4,952	5,024
Goodwill	2,344	2,336
Intangible assets	2,136	2,245
Reinsurance recoverable	2,307	2,289
Other assets	1,881	2,253
Separate account assets	6,820	7,369

Total assets	$113,448	$109,563

Liabilities and Shareholder’s Interest
Liabilities:
Future annuity and contract benefits	$74,077	$72,953
Liability for policy and contract claims	3,504	3,491
Other policyholder liabilities	1,216	1,372
Other liabilities	8,079	5,924
Short-term debt	1,854	1,850
Long-term debt	1,010	1,002
Separate account liabilities	6,820	7,369

Total liabilities	96,560	93,961

Minority interest in and equity of consolidated subsidiaries	345	341

Shareholder’s interest:
Net unrealized investment gains	2,070	1,204
Derivatives qualifying as hedges	(4)	(98)
Foreign currency translation adjustments	(143)	(170)

Accumulated non-owner changes in equity	1,923	936
Common stock	—	—
Additional paid-in capital	6,953	6,953
Retained earnings	7,667	7,372

Total shareholder’s interest	16,543	15,261

Total liabilities and shareholder’s interest	$113,448	$109,563

See Notes to Condensed, Consolidated Financial Statements.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed, Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities
Net earnings (loss)	$295	$(6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Change in reserves	(137)	643
Cumulative effect of change in accounting principle, net of tax	—	380
Other, net	157	943

Net cash provided by operating activities	315	1,960

Cash Flows From Investing Activities
Short-term investment activity, net	620	(113)
Proceeds from sales, securitizations and maturities of investment securities and other invested assets	5,524	6,112
Principal collected on mortgage and policy loans	271	230
Purchases of investment securities and other invested assets	(6,457)	(7,899)
Mortgage and policy loan originations	(437)	(325)

Net cash used in investing activities	(479)	(1,995)

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	2,844	2,440
Redemption and benefit payments on investment contracts	(1,920)	(1,877)
Net commercial paper borrowings	4	8
Proceeds from other short-term debt	10	678
Payments on other short-term debt	(10)	(499)

Net cash provided by financing activities	928	750

Effect of Exchange Rate Changes on Cash	(292)	(36)

Increase in Cash and Cash Equivalents	472	679
Cash and Cash Equivalents at Beginning of Period	2,101	1,741

Cash and Cash Equivalents at End of Period	$2,573	$2,420

See Notes to Condensed, Consolidated Financial Statements.

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed, Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise noted)

(Unaudited)

1.	The accompanying condensed, consolidated quarterly financial statements represent GE Financial Assurance Holdings, Inc. and its consolidated subsidiaries (collectively the “Company”, “we”, “us”, or “our”). All significant intercompany transactions have been eliminated.

In April 2002, GE Edison Life Insurance Company (“GE Edison”) acquired Saison Life Insurance Company Limited (“Saison Life”) from Credit Saison Co., Ltd., Saison Group, Ltd. and its other shareholders for 7.8 billion yen, or approximately $61 million, representing 12.8 billion yen of payments to shareholders less 5.0 billion yen of contingent debt (“Saison Acquisition”). On the date of acquisition, Saison Life had approximately $4.3 billion of assets, including $2.4 billion of cash and $1.9 billion of other assets, and $4.3 billion of liabilities and equity, including $82 million of perpetual subordinated debt (included in minority interest). We have reflected our initial allocation of purchase price based on our estimated fair values according to preliminary valuations. Such estimated values may change as additional information is obtained and the valuation is finalized. Results of operations are reflected in condensed, consolidated financial statements from the date of acquisition.

2.	These financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Saturday, in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on the GE Web site, [www.ge.com/en/company/investor/secreports.htm].

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

3.	A summary of changes in shareholder’s interest that do not result directly from transactions with the shareholder follows:

	Three Months Ended March 31,
	2003	2002
Net earnings (loss)	$295	$(6)
Unrealized gains (losses) on investment securities—net	866	(320)
Foreign currency translation adjustments	27	(56)
Derivatives qualifying as hedges	94	209

Total	$1,282	$(173)

4.	During the first quarter of 2003, we redefined our operating segments. Beginning in 2003, management realigned the business on a product line and market basis to intensify its focus on return on equity, optimal deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under five reporting segments corresponding to major products and markets: Retirement and Income Protection, Japan, Mortgage Insurance, Auto and Home Insurance, and Corporate and Other. Prior to this, our four reporting segments were Wealth Accumulation and Transfer, Mortgage Insurance, Lifestyle Protection and Enhancement, and Auto and Home Insurance. March 31, 2002 amounts have been reclassified to conform to the March 31, 2003 presentation.

The Retirement and Income Protection segment provides products that include investment products (including fixed and variable annuities, institutional stable value products and distribution of mutual funds), life insurance and long term care insurance. The Japan segment includes life insurance, certain annuity products and supplemental health insurance provided in the Japanese market. The Mortgage Insurance segment provides protection to mortgage lenders against losses from mortgage defaults. The Auto and Home Insurance segment primarily provides private passenger auto insurance. Corporate and Other includes small group insurance, affinity marketing and other corporate activities that are not sufficiently material on an individual basis to warrant separate disclosure.

The following is a summary of operating segment activity:

	Three Months Ended March 31,
	2003	2002
Revenues
Retirement and Income Protection	$1,910	$1,758
Japan	577	529
Mortgage Insurance	167	214
Auto and Home Insurance	146	154
Corporate and Other	307	371

Total revenues	$3,107	$3,026

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle
Retirement and Income Protection	$232	$212
Japan	78	138
Mortgage Insurance	103	152
Auto and Home Insurance	14	17
Corporate and Other	(1)	47

Total earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$426	$566

The following is a summary of assets by operating segment:

	March 31, 2003	December 31, 2002
Assets
Retirement and Income Protection	$75,609	$75,346
Japan	21,698	21,279
Mortgage Insurance	4,414	4,618
Auto and Home Insurance	1,571	1,580
Corporate and Other	10,156	6,740

Total assets	$113,448	$109,563

5.	The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology, at least annually.

Under SFAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis. A reporting unit is an operating segment unless, at businesses one level below that operating segment (the “component” level), discrete financial information is prepared and regularly reviewed by management, in which case the component is the reporting unit.

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values of reporting units and the related fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

The result of testing our goodwill for impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $539 million ($380 million after tax), which is reported in the caption “Cumulative effect of change in accounting principle, net of tax.” All of the charges relate to the Auto and Home Insurance segment. The primary factor resulting in the impairment charge was increased price competition in the auto insurance industry. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows.

Intangibles Subject to Amortization

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$4,583	$(2,719)	$4,617	$(2,648)
All Other	639	(367)	630	(354)

Total	$5,222	$(3,086)	$5,247	$(3,002)

Amortization expense related to intangible assets, excluding goodwill, for the first quarter of 2003 and 2002 was $84 million and $70 million, respectively. The estimated percentage of the December 31, 2002 net PVFP balance before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

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

Goodwill

	Retirement and Income Protection	Japan	Mortgage Insurance	Auto and Home	Corporate and Other	Total
Balance, December 31, 2002	$1,148	$736	$22	$—	$430	$2,336
Other, primarily foreign exchange	—	8	—	—	—	8

Balance, March 31, 2003	$1,148	$744	$22	$—	$430	$2,344

6.	In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. FIN 46’s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to our special purpose entities (“SPEs”) could be consolidated on our books, and, if consolidated, certain assets and liabilities now on our books related to those SPEs would be removed. In the event we consolidated these assets, we would not reacquire their legal ownership, nor would our legal rights and obligations change. We are also in the process of reviewing the application of FIN 46 to all of our investments in operating entities that are not presently consolidated, including but not limited to joint ventures and associated companies. The complexity of the new consolidation rules and their evolving clarification make forecasting that July 1 effect impracticable. It is also clear that many alternative structures for sales of financial assets would continue to be reported as sales under FIN 46 with the assets qualifying for sale not consolidated. We are evaluating whether characteristics of those structures can cost-beneficially be applied to our arrangements before the July 1 effective date.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Three months ended March 31, 2003 compared with the three months ended March 31, 2002.

Operating Results

Premiums increased $188 million, or 12.1%, to $1,744 million for the quarter ended March 31, 2003 from $1,556 million for the quarter ended March 31, 2002. This increase is primarily related to premiums from the Saison Acquisition, which contributed $104 million in premiums for the quarter March 31, 2003. Continued growth in our long-term care, life contingent structured settlements and Japanese medical blocks of business also contributed to this increase. These factors were partially offset by a decrease in life contingent immediate annuity contracts and a decrease in premiums in our Mortgage Insurance segment related to higher levels of ceded premiums.

Net investment income increased $25 million, or 2.4%, to $1,086 million for quarter ended March 31, 2003 from $1,061 million for the quarter ended March 31, 2002. The increase was primarily attributable to higher levels of average invested assets ($85.4 billion for the quarter ended March 31, 2003 vs. $74.2 billion for the quarter ended March 31, 2002). This increase was partially offset by a decrease in weighted average yields to 5.05% for the quarter ended March 31, 2003 from 5.56% for the quarter ended March 31, 2002, primarily due to the declining interest rate environment.

Net realized investment gains decreased $108 million, or 70%, to a gain of $46 million for the quarter ended March 31, 2003 from $154 million for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, gross gains and (losses) were $205 million and $(159) million, respectively. The realized losses in the first quarter of 2003 include $79 million ($51 million, net of tax) of impairment losses as compared to $48 million ($31 million, net of tax) for the first three months of 2002. For the quarter ended March 31, 2002, gross gains and (losses) were $290 million and ($136) million, respectively. Gross gains, in the first quarter of 2002, included $29 million from securitizations of certain financial assets and $24 million from a gain on sale of certain real estate held for investment.

Other income decreased $24 million, or 9.4%, to $231 million for the quarter ended March 31, 2003 from $255 million for the quarter ended March 31, 2002. Other income is principally comprised of insurance charges made against universal life contracts, revenues from sales of income protection packages, fees assessed against policyholder account values, surrender fees, other fee income and commission income. The decrease in the quarter ended March 31, 2003 was primarily attributable to lower surrender fee income from our Japanese segment. The decrease is also related to lower fees earned on variable annuity and interest sensitive life products, reflecting a decline in the market values of assets underlying the contracts.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long duration life and health insurance products as well as claim costs incurred during the year under these contracts and mortgage insurance and property and casualty products. These amounts increased $238 million, or 17.3%, including $82 million from the Saison Acquisition, to $1,616 million for the quarter ended March 31, 2003 from $1,378 million for the quarter ended March 31, 2002. Benefits on institutional stable value products (“ISVP”) and fixed annuities, as well as benefits related to life contingent annuity products, contributed to the increase.

General expenses decreased $31 million, or 4.2%, to $710 million for the quarter ended March 31, 2003 from $741 million for the quarter ended March 31, 2002. This decrease is primarily related to reduced compensation and benefit costs and other cost savings initiatives resulting from integration and consolidation activities.

Interest credited increased $9 million, or 2.1%, to $430 million for the quarter ended March 31, 2003 from $421 million for the quarter ended March 31, 2002. This increase was a result of an increase in contract liabilities subject to interest crediting arising primarily from the sales of deferred annuities and certain universal life products offset in part by a decline in average crediting rates for ISVPs.

Amortization of intangibles increased $14 million, or 20%, to $84 million for the quarter ended March 31, 2003 from $70 million for the quarter ended March 31, 2002. Our significant intangible asset consists of the present value of future profits (“PVFP”), representing the estimated future gross profit in acquired insurance and annuity contracts. Other intangibles subject to amortization include software and licenses. The increase is primarily related to PVFP amortization.

Provision for income taxes decreased $60 million, or 31.6%, to $130 million for the quarter ended March 31, 2003 from $190 million for the comparable period ended March 31, 2002. The Company’s effective tax rate of 30.5% for the quarter ended March 31, 2003 was 3.1 percentage points lower than the effective tax rate of 33.6% for the comparable period ended March 31, 2002. The decrease in the effective tax rate is primarily driven by favorable Internal Revenue Service examination developments and appeals adjustments related to prior year federal income tax returns.

Financial Condition

Total assets increased $3.9 billion, or 3.5%, at March 31, 2003 from December 31, 2002. Total investments increased $4.5 billion, or 5.4%, to $88.9 billion. The increase in total investments is primarily related to net purchases of securities funded by operating cash flows, cash collateral received under securities lending programs and net investment income, partially offset by mortgage and policy loan repayments. Assets other than investments decreased $0.6 billion primarily as a result of decrease in separate account assets.

Total liabilities increased $2.6 billion, or 2.8%, at March 31, 2003 from December 31, 2002. Future annuity and contract benefits increased approximately $1.1 billion, or 1.5%, at March 31, 2003 from December 31, 2002. This increase resulted primarily from continued growth of the Company’s investment-type contracts. In addition, all other liabilities increased $1.5 billion primarily related to obligations under securities lending programs, offset by a decline in other short-term borrowings.

Portfolio Quality

We principally invest in investment grade debt and equity securities. The aggregate value of our debt and equity investments was $76.3 billion, including gross unrealized gains and (losses) of $4.8 billion and $(1.3) billion, respectively, at March 31, 2003 as compared to $73.6 billion, including gross unrealized gains and (losses) of $3.5 billion and $(1.5) billion, respectively, as of December 31, 2002. Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of intangible and other insurance related assets, could be as much as $1.1 billion. We regularly review the investment securities in our portfolio for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeds fair value at March 31, 2003, and based upon application of our accounting policy for impairment, approximately $350 million of portfolio value is at risk of being charged to earnings over the next twelve months. Impairment losses recognized for the first three months of 2003 were $79 million, primarily related to mutual fund and equity investments, compared to $48 million for the first three months of 2002.

Forward Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements which represent our belief regarding potential investment gains and losses. These statements are based on our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

Item 4. Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company, like other insurance companies, is involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, the ultimate outcome of which, and any effect on the Company, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on the Company’s Condensed Consolidated Financial Statements.

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

Exhibit 12 Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.1 Section 906 Certification of Chief Executive Officer.

Exhibit 99.2 Section 906 Certification of Chief Financial Officer.

b.	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE FINANCIAL ASSURANCE HOLDINGS, INC. (Registrant)

Date: May 2, 2003	By:	/s/ RICHARD P. MCKENNEY
Richard P. McKenney, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2003	By:	/s/ JAMIE S. MILLER
Jamie S. Miller, Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Michael D. Fraizer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GE Financial Assurance Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL D. FRAIZER
Michael D. Fraizer Chief Executive Officer

Date: May 2, 2003

CERTIFICATIONS

I, Richard P. McKenney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GE Financial Assurance Holdings, Inc.:

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD P. MCKENNEY
Richard P. McKenney Chief Financial Officer

Date: May 2, 2003