Form 10-Q
period 2003-06-30
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2003-08-01
CIK 1049537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-23375

GE Financial Assurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1829180 (I.R.S. Employer Identification No.)

6604 West Broad Street, Richmond, Virginia (Address of principal executive offices)	23230 (Zip Code)

(804) 281-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

At August 1, 2003, 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF  FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed, Consolidated Statements of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Premiums	$1,768	$1,618	$3,512	$3,174
Net investment income	1,180	1,088	2,266	2,140
Net realized investment gains (losses)	(45)	(211)	1	(57)
Other income	218	234	449	498

Total revenues	3,121	2,729	6,228	5,755

Benefits and expenses:
Benefits and other changes in policy reserves	1,528	1,383	3,144	2,761
General expenses	701	731	1,411	1,473
Interest credited	429	429	859	850
Amortization of intangibles	78	64	162	133
Change in deferred acquisition costs, net	(168)	(208)	(359)	(388)
Interest expense	31	37	63	67

Total benefits and expenses	2,599	2,436	5,280	4,896

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	522	293	948	859
Provision for income taxes	(192)	(63)	(322)	(253)

Earnings before minority interest and cumulative effect of change in accounting principle	330	230	626	606

Minority interest	(1)	(1)	(2)	(3)

Earnings before cumulative effect of change in accounting principle	329	229	624	603

Cumulative effect of change in accounting principle, net of tax	—	—	—	(380)

Net earnings	329	229	624	223

Retained earnings at beginning of period	7,667	6,289	7,372	6,295

Retained earnings at end of period	$7,996	$6,518	$7,996	$6,518

See Notes to Condensed, Consolidated Financial Statements.

Item 1. Financial Statements (continued)

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed, Consolidated Statements of Financial Position

(Dollar amounts in millions)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$61,824	$72,777
Equity securities available-for-sale, at fair value	763	1,203
Mortgage and other loans, net of valuation allowance	6,026	7,232
Policy loans	997	1,405
Other invested assets	3,206	958
Short-term investments	1,190	831

Total investments	74,006	84,406
Cash and cash equivalents	644	2,101
Accrued investment income	1,208	1,540
Deferred acquisition costs	4,222	5,024
Goodwill	1,600	2,336
Intangible assets	1,356	2,245
Reinsurance recoverable	2,261	2,289
Other assets	1,458	2,029
Separate account assets	7,636	7,369
Assets held for sale	22,708	—

Total assets	$117,099	$109,339

Liabilities and Shareholder’s Interest
Liabilities:
Future annuity and contract benefits	$58,318	$72,953
Liability for policy and contract claims	2,775	3,491
Other policyholder liabilities	316	1,372
Other liabilities	6,931	5,700
Short-term debt	1,884	1,850
Long-term debt	478	1,002
Separate account liabilities	7,636	7,369
Liabilities associated with assets held for sale	20,264	—

Total liabilities	98,602	93,737

Minority interest in and equity of consolidated subsidiaries	266	341

Shareholder’s interest:
Net unrealized investment gains	3,746	1,204
Derivatives qualifying as hedges	(459)	(98)
Foreign currency translation adjustments	(5)	(170)

Accumulated non-owner changes in equity	3,282	936
Common stock	—	—
Additional paid-in capital	6,953	6,953
Retained earnings	7,996	7,372

Total shareholder’s interest	18,231	15,261

Total liabilities and shareholder’s interest	$117,099	$109,339

See Notes to Condensed, Consolidated Financial Statements.

Item 1. Financial Statements (continued).

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed, Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities
Net earnings	$624	$223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in reserves	(385)	1,619
Cumulative effect of change in accounting principle, net of tax	—	380
Other, net	(658)	(238)

Net cash provided by operating activities	(419)	1,984

Cash Flows From Investing Activities
Short term investment activity, net	(361)	248
Proceeds from sales, securitizations and maturities of investment securities and other invested assets	9,763	9,518
Principal collected on and sale and securitizations of mortgage and policy loans	598	498
Purchases of investment securities and other invested assets	(10,869)	(13,704)
Mortgage and policy loan originations	(1,040)	(576)

Net cash used in investing activities	(1,909)	(4,016)

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	5,744	5,372
Redemption and benefit payments on investment contracts	(4,173)	(3,797)
Net commercial paper borrowings	34	197
Proceeds from other short-term debt	70	1,131
Payments on other short-term debt	(70)	(843)
Cash received from acquisition of Saison Life Insurance Company Limited	—	2,406

Net cash provided by financing activities	1,605	4,466

Effect of Exchange Rate Changes on Cash	(118)	(158)

Increase (decrease) in Cash and Cash Equivalents	(841)	2,276
Cash and Cash Equivalents at Beginning of Period	2,101	1,741

Cash and Cash Equivalents at End of Period(a)	$1,260	$4,017

(a)	Cash and cash equivalents at June 30, 2003 includes $616 million of cash classified as assets held for sale (see note 4).

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

In April 2002, GE Edison Life Insurance Company (“GE Edison”) acquired Saison Life Insurance Company Limited (“Saison Life”) from Credit Saison Co., Ltd., Saison Group, Ltd. and its other shareholders (“Saison Acquisition”) for 7.8 billion yen, or approximately $61 million, representing 12.8 billion yen of payments to shareholders less 5.0 billion yen of contingent debt. On the date of acquisition, Saison Life had approximately $4.3 billion of assets, including $2.4 billion of cash and $1.9 billion of other assets, and $4.3 billion of liabilities and equity, including $82 million of perpetual subordinated debt (included in minority interest). Results of operations are reflected in condensed, consolidated financial statements from the date of acquisition.

2.	These financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on the GE Web site, www.ge.com/en/company/investor/secreports.htm.

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

3.	A summary of changes in shareholder’s interest that did not result directly from transactions with the shareholder follows:

	Three Months Ended June 30,
	2003	2002
Net earnings	$329	$229
Unrealized gains on investment securities, net	1,676	742
Foreign currency translation adjustments	138	40
Derivatives qualifying as hedges	(455)	(124)

Total	$1,688	$887

	Six Months Ended June 30,
	2003	2002
Net earnings	$624	$223
Unrealized gains on investment securities, net	2,542	422
Foreign currency translation adjustments	165	(16)
Derivatives qualifying as hedges	(361)	85

Total	$2,970	$714

4.	On June 25, 2003, we announced a definitive agreement to sell our Japanese life insurance and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2.15 billion in cash following a pre-closing dividend. A portion of these proceeds will be used to retire intercompany debt with GE affiliates related to these entities of approximately $500 million. The transaction is subject to regulatory approvals and is expected to close in the third quarter.

These businesses, classified as held for sale on the balance sheet, comprise almost all of the Japan and Auto and Home Insurance Segments. Summarized financial information, net of assets expected to be included in the pre-closing dividend, is set forth below:

June 30, 2003
(Unaudited)
Cash and cash equivalents	$616
Investment Securities (debt and equity)	16,409
Goodwill	776
Other intangibles	597
All other assets	4,310

Total assets held for sale	$22,708

Future annuity and contract benefits and other policyholder liabilities	$18,018
Other	$2,246

Total liabilities associated with assets held for sale	$20,264

Unrealized investment gains, derivatives qualifying as hedges and foreign translation adjustments, net	$783

5.	During the first quarter of 2003, we redefined our operating segments. Beginning in 2003, management realigned the business on a product line and market basis to intensify its focus on return on equity, optimal deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under five reporting segments corresponding to major products and markets: Retirement Income and Protection, Japan, Mortgage Insurance, Auto and Home Insurance, and Corporate and Other. Prior to this, our four reporting segments were Wealth Accumulation and Transfer, Mortgage Insurance, Lifestyle Protection and Enhancement, and Auto and Home Insurance. June 30, 2002 and December 31, 2002 amounts have been reclassified to conform to the June 30, 2003 presentation.

The Retirement Income and Protection segment provides products that include investment products (including fixed, variable and income annuities, institutional stable value products and distribution of mutual funds), life insurance and long term care insurance. The Japan segment includes life insurance, certain annuity products and supplemental health insurance provided in the Japanese market. The Mortgage Insurance segment provides protection to mortgage lenders against losses from mortgage defaults. The Auto and Home Insurance segment primarily provides private passenger auto insurance. Corporate and Other includes small group insurance and affinity marketing that are not sufficiently material on an individual basis to warrant separate disclosure, as well as other corporate activities.

The following is a summary of reporting segment activity:

	Three Months Ended
	June 30, 2003	June 30, 2002
Revenues
Retirement Income and Protection	$1,897	$1,771
Japan	687	554
Mortgage Insurance	156	186
Auto and Home Insurance	149	159
Corporate and Other	232	59

Total revenue	$3,121	$2,729

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle
Retirement Income and Protection	$236	$228
Japan	174	90
Mortgage Insurance	137	168
Auto and Home Insurance	19	20
Corporate and Other	(44)	(213)

Total earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$522	$293

	Six Months Ended
	June 30, 2003	June 30, 2002
Revenues
Retirement Income and Protection	$3,807	$3,529
Japan	1,264	1,083
Mortgage Insurance	323	400
Auto and Home Insurance	295	313
Corporate and Other	539	430

Total revenues	$6,228	$5,755

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle
Retirement Income and Protection	$468	$440
Japan	252	228
Mortgage Insurance	240	320
Auto and Home Insurance	33	37
Corporate and Other	(45)	(166)

Total earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$948	$859

The following is a summary of assets by operating segment:

	June 30, 2003	December 31, 2002
Assets
Retirement Income and Protection	$76,812	$75,421
Japan	21,466	20,957
Mortgage Insurance	3,985	4,618
Auto and Home Insurance	1,679	1,580
Corporate and Other	13,157	6,763

Total assets	$117,099	$109,339

6.	The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology, at least annually.

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

Intangibles Subject to Amortization

	At June 30, 2003 (a)		At December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$2,670	$(1,557)	$4,617	$(2,648)
All other	615	(372)	630	(354)

Total	$3,285	$(1,929)	$5,247	$(3,002)

(a)	Amounts have been adjusted to reflect $597 million of intangibles which have been reclassified as Assets Held For Sale (see Note 4).

Amortization expense related to intangible assets, excluding goodwill, for the second quarter of 2003 and 2002 was $78 million and $64 million, respectively, and for the first six months of 2003 and 2002 was $162 million and $133 million, respectively. The estimated percentage of the December 31, 2002 net PVFP balance before the effect of unrealized investment gains or losses and adjusted for assets held for sale (See Note 4), to be amortized over each of the next five years, is as follows:

2003	8.6%
2004	8.1%
2005	7.7%
2006	7.1%
2007	6.5%

Amortization expenses for PVFP in future periods will be affected by acquisitions, dispositions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expenses for other intangibles will depend on future acquisitions, dispositions and other business transactions.

Goodwill

	Retirement Income and Protection	Japan	Mortgage Insurance	Auto and Home	Corporate and Other	Total
Balance, December 31, 2002	$1,148	$736	$22	$—	$430	$2,336
(a) Other	—	(736)	—	—	—	(736)

Balance, June 30, 2003	$1,148	$—	$22	$—	$430	$1,600

(a) Other adjustments include final purchase accounting adjustments related to the Saison Acquisition and foreign exchange translation adjustments of $40 million, offset by a reduction of $(776) million of goodwill which has been reclassified as Assets Held For Sale (See Note 4).

7.	FIN 46, “Consolidation of Variable Interest Entities” is effective for us on July 1, 2003. Based on the new criteria in the Interpretation, we will consolidate certain entities in our third quarter financial statements. While FIN 46 represents a significant change in accounting principles governing consolidation, it does not change the economic or legal characteristics of asset sales. Important considerations that differentiate FIN 46 entities from others included in our consolidated statements include the following:

•	Assets in FIN 46 entities were previously owned by us. We, or our parent, normally provides financial support to these entities; while the nature of that support differs from entity to entity, it is generally the reason that consolidation is required under FIN 46.

•	The assets we sold to FIN 46 entities remain legally isolated and our use of the assets is often restricted.

•	Liabilities of FIN 46 entities are expected to be repaid with cash flows generated by the related assets.

We will consolidate approximately $2 billion of securitized assets at transition. Assets and liabilities in FIN 46 entities differ from other consolidated assets and liabilities, thus our future financial statements will distinguish assets and liabilities that are included solely as a result of FIN 46. Because we will not sell any additional assets to these consolidated FIN 46 entities, these balances will decrease as the assets mature. Our July 1, 2003, consolidation of FIN 46 entities had no transition effect on earnings.

In April 2003, the Financial Accounting Standards Board issued SFAS 133 Implementation Issue No. B36, Modified Coinsurance Arrangements with Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments, which is effective for us on October 1, 2003. In summary, B36 states that modified coinsurance arrangements—where the ceding insurer withholds funds—may include an embedded derivative that must be bifurcated from the host instrument. We are currently evaluating the effect that this guidance may have on our financial statements; however, based on preliminary analysis performed, we do not believe it will materially impact our financial position.

In July 2003 the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we intend to adopt on January 1, 2004. The impact on our consolidated financial statements is not known at this time.

I tem 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

Operating Results

Premiums increased $150 million, or 9.3%, to $1,768 million for the three month period ended June 30, 2003 from $1,618 million for three month period ended June 30, 2002. The increase is primarily a result of premiums from the continued growth in certain whole life products, long-term care contracts, and higher sales of life contingent structured settlements. These increases were partially offset by a slight decline in renewals of term life contracts and a decrease in our Mortgage Insurance segment related to higher levels of ceded premiums, as well as higher lapse rates associated with a high level of mortgage refinancings given the low interest rate environment.

Net investment income increased $92 million, or 8.5%, to $1,180 million for the three month period ended June 30, 2003 from $1,088 million for the three month period ended June 30, 2002. The increase was primarily attributable to higher levels of average invested assets ($87.0 billion for the three month period ended June 30, 2003 vs. $76.8 billion for the three month period ended June 30, 2002). This increase was partially offset by a decrease in weighted average yields to 5.47% for the three month period ended June 30, 2003 from 5.64% for the three month period ended June 30, 2002 due to the overall declining interest rate environment.

Net realized investment gains/(losses) increased $166 million to a loss of $(45) million for the three month period ended June 30, 2003 from a loss of $(211) million for the three month period ended June 30, 2002. Investment gains are comprised of gross investment gains and gross investment (losses). For the three month period ended June 30, 2003, gross gains and (losses) were $148 million and $(193) million, respectively. For the three month period ended June 30, 2002, gross gains and (losses) were $219 million and $(430) million, respectively. Realized losses in the second quarter of 2003 include impairments of $72 million comprised primarily of debt and equity securities. The realized losses in 2002 include the Company’s portfolio losses on securities issued by WorldCom, Inc. and its affiliates of $167 million ($110 million net of tax).

Other income decreased $16 million, or 6.8%, to $218 million for the three month period ended June 30, 2003, from $234 million for the three month period ended June 30, 2002. Other income is principally comprised of insurance charges made against universal life contracts, revenues from sales of income protection packages, fees assessed against policyholder account values, surrender fees, other fee income, and commission income. The decrease in the three month period ended June 30, 2003 was primarily attributable to lower surrender fees and a decline in club membership revenues.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claims costs incurred during the year under these contracts and mortgage insurance and property and casualty products. These amounts increased $145 million, or 10.5%, to $1,528 million for the three month period ended June 30, 2003 from $1,383 million for the three month period ended June 30, 2002. This increase in benefits is primarily the result of growth in sales of certain whole-life products, long-term care policies, structured settlements, and certain deferred annuities. This increase was partially offset by a decrease in benefits on term life contracts.

General expenses decreased $30 million to $701 million for the three month period ended June 30, 2003 from $731 million for the three month period ended June 30, 2002. This decrease is primarily related to cost savings initiatives and integration and consolidation activities.

Amortization of intangibles increased $14 million, or 22.0%, to $78 million for the three month period ended June 30, 2003 from $64 million for the three month period ended June 30, 2002. Our significant intangible asset consists of the present value of future profits (“PVFP”), representing the estimated future gross profit in acquired insurance and annuity contracts. Other intangibles subject to amortization include software and licenses. The increase is primarily related to PVFP amortization which fluctuates based on the emergence of profits.

Change in deferred acquisition costs, net decreased by $40 million, or 19.2%, to $168 million for the three month period ended June 30, 2003 from $208 million for the three month period ended June 30, 2002. The decrease is primarily due to an increase in amortization on our long-term care and term life insurance products.

Provision for income taxes increased $129 million to $192 million for the three month period ended June 30, 2003 from $63 million for the three month period ended June 30, 2002. The Company’s effective tax rate of 36.8% for the three month period ended June 30, 2003 was 15.3 percentage points higher than the effective tax rate of 21.5% for the comparable period ended June 30, 2002. This increase is primarily attributable to the non-recurring reduction of certain deferred tax liabilities in 2002, to the establishment of a valuation allowance on foreign losses, the reduction of tax exempt income, and an increase in state tax expense in 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002

Operating Results

Premiums increased $338 million, or 10.6%, to $3,512 million for the first six months of 2003 from $3,174 million for the first six months of 2002. This increase is primarily related to premiums from the Saison Acquisition, which contributed $109 million in premiums. Continued growth in the number of long-term care contracts in force and higher sales of life contingent structured settlements also contributed to the increase. These increases were partially offset by a decline in renewals of term life contracts and a decrease in premiums in our Mortgage Insurance segment related to higher levels of ceded premiums, as well as higher lapse rates associated with a high level of mortgage refinancings given the low interest rate environment.

Net investment income increased $126 million, or 5.9% to $2,266 million for the first six months of 2003 from $2,140 million for the first six months of 2002. The increase was primarily attributable to higher levels of average invested assets ($86.0 billion in first six months of 2003 vs. $75.4 billion in first six months of 2002). This increase was partially offset by a decrease in weighted average yields to 5.27% for the first six months of 2003 from 5.57% for the first six months of 2002 due to the overall declining interest rate environment. The Saison Acquisition provided for a $32 million increase in net investment income year over year due to the timing of the Acquisition in April of 2002.

Net realized investment gains (losses) increased $58 million to a gain of $1 million for the first six months of 2003 from a loss of $(57) million for the first six months of 2002. Investment gains are comprised of gross investment gains and gross investment (losses). For the first six months of 2003, gross gains and (losses) were $353 million and $(352) million, respectively. For the first six months of 2002, gross gains and (losses) were $530 million and $(587) million, respectively. Realized losses in 2003 include $151 million of impairments, primarily related to debt and equity securities. Realized losses in 2002 include the Company’s portfolio losses on securities issued by WorldCom, Inc. and its affiliates of $167 million ($110 million net of tax). These portfolio losses in 2002 were partially offset by realized gains on the securitization of certain financial assets of $29 million and a gain on certain real estate held for investment of $24 million.

Other income decreased $49 million, or 9.8%, to $449 million in the first six months of 2003 from $498 million in the first six months of 2002. The decrease in the first six months of 2003 was primarily attributable to a decline in club membership revenue and lower surrender fees.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claims costs incurred during the year under these contracts and mortgage insurance and property and casualty products. These amounts increased $383 million, or 13.9%, including $98 million related to the Saison Acquisition, to $3,144 million for the six month period ended June 30, 2003 from $2,761 million for the six month period ended June 30, 2002. The increase in benefits is primarily the result of growth in sales of long-term care and structured settlement products.

General expenses decreased $62 million to $1,411 million for the six month period ended June 30, 2003 from $1,473 million for the three month period ended June 30, 2002. This decrease is primarily related to reduced compensation and benefit costs, cost savings initiatives and integration and consolidation activities.

Amortization of intangibles increased $29 million, or 21.8%, to $162 million for the first six months of 2003 from $133 million for the first six months of 2002. Our significant intangible asset consists primarily of PFVP, as well as software and licenses. The increase is related to PVFP amortization primarily as a result of the Saison Acquisition.

Provision for income taxes increased $69 million or 27.3% to $322 million for the six-month period ended June 30, 2003 from $253 million for the comparable period ended June 30, 2002. The Company’s effective tax rate of 34.0% for the six-month period ended June 30, 2003 was 4.5 percentage points higher than the effective tax rate of 29.5%

for the comparable period ended June 30, 2002. This increase is primarily attributable to the non-recurring reduction of certain deferred tax liabilities in 2002, to the establishment of a valuation allowance on foreign losses, the reduction of tax exempt income, and an increase in state tax expense in 2003. This increase was partially offset by favorable developments related to the examination of our federal income tax returns.

Financial Condition

Total assets increased $7.8 billion, or 7.1%, at June 30, 2003 from December 31, 2002. Total investments decreased $10.4 billion or 12.3%. The decrease was primarily the result of a reclassification of $16.4 billion of investments to assets held for sale (See Note 4). Absent this reclassification, investments would have increased $8.6 billion. The increase that would have occurred absent the reclassification is primarily related to the market impact of investments securities as well as net purchases of securities funded by operating cash flows, cash received under securities lending programs and net investment income, partially offset by mortgage and policy loan repayments. Assets other than investments decreased $0.8 billion. This decrease was primarily the result of a decrease in cash and cash equivalents offset by a slight increase in separate account assets.

Total liabilities increased $4.8 billion, or 5.1%, at June 30, 2003 from December 31, 2002. Future annuity and contract benefits decreased $14.6 billion or 20.1%. The decrease was primarily the result of a reclassification of $16.4 billion of future annuity and contract benefits to assets held for sale (See Note 4). Absent this reclassification, future annuity and contract benefits would have increased approximately $1.8 billion, or 2.4%, at June 30, 2003 from December 31, 2002. This increase is primarily the result of growth in our structured settlement and whole life type contracts. Other liabilities increased $3.0 billion primarily related to obligations under securities lending programs.

Portfolio Quality

We principally invest in investment grade debt and equity securities. The aggregate value of our debt and equity investments was $62.6 billion as compared to $74.0 billion at December 31, 2002. Gross unrealized gains and (losses) were $7.2 billion and $(0.7) billion, respectively, at June 30, 2003, including $2.4 billion and $(0.1) billion, respectively, related to assets held for sale (See Note 4). Goss unrealized gains and (losses) were $3.5 billion and $(1.5) billion, respectively, as of December 31, 2002. Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of intangible and other insurance related assets, could be as much as $1.6 billion.

We regularly review the investment securities in our portfolio for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeds fair value at June 30, 2003, and based upon application of our accounting policy for impairment, approximately $175 million of portfolio value is at risk of being charged to earnings over the next 12 months. Impairment losses recognized for the first six months of 2003 were $151 million, primarily related to mutual fund and equity investments. Impairment losses recognized for the three month period ended June 30, 2003 were $72 million, primarily related to mutual fund and equity investments.

Forward Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which represent our belief regarding potential investment gains and losses. These statements are based on our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 4. Controls and Procedures

As required by Rule 13a-15(b), our management, including the Chief Executive Officer (serving as the principle executive officer) and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Exhibit 31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE FINANCIAL ASSURANCE HOLDINGS, INC. (Registrant)

By:	/s/ Richard P. McKenney
Richard P. McKenney, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2003

By:	/s/ Jamie S. Miller
Jamie S. Miller Vice President and Controller (Principal Accounting Officer)

Date: August 1, 2003