Form 10-Q
period 2003-09-30
GE FINANCIAL ASSURANCES HOLDINGS INC
filed 2003-10-31
CIK 1049537

UNITED STATED

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At October 31, 2003, 1,000 shares of common stock with a par value of $1.00 were outstanding. The common stock of GE Financial Assurance Holdings, Inc. is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed, Consolidated Statements of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Premiums	$1,568	$1,733	$5,080	$4,907
Net investment income	1,046	1,053	3,312	3,201
Net realized investment gains (losses)	(11)	143	(10)	123
Other income	380	227	829	725

Total revenues	2,983	3,156	9,211	8,956

Benefits and expenses:
Benefits and other changes in policy reserves	1,559	1,521	4,703	4,327
General expenses	755	778	2,166	2,202
Interest credited	425	436	1,284	1,286
Amortization of intangibles	63	81	225	263
Change in deferred acquisition costs, net	(210)	(204)	(569)	(592)
Interest expense	43	37	106	104

Total benefits and expenses	2,635	2,649	7,915	7,590

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	348	507	1,296	1,366

Provision for income taxes	(225)	(47)	(547)	(300)

Earnings before minority interest and cumulative effect of change in accounting principle	123	460	749	1,066

Minority interest	(1)	—	(3)	(3)

Earnings before cumulative effect of change in accounting principle	122	460	746	1,063

Cumulative effect of change in accounting principle, net of tax	—	—	—	(380)

Net earnings	122	460	746	683

Retained earnings at beginning of period	7,996	6,518	7,372	6,295

Retained earnings at end of period	$8,118	$6,978	$8,118	$6,978

See Notes to Condensed, Consolidated Financial Statements.

Item 1. Financial Statements (continued)

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed, Consolidated Statements of Financial Position

(Dollar amounts in millions)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$60,767	$72,777
Equity securities available-for-sale, at fair value	876	1,203
Mortgage and other loans, net of valuation allowance	5,599	7,232
Policy loans	1,099	1,405
Other invested assets	2,127	958
Short-term investments	2,812	831

Total investments	73,280	84,406

Cash and cash equivalents	2,339	2,101
Accrued investment income	1,156	1,540
Deferred acquisition costs	4,629	5,024
Goodwill	1,600	2,336
Intangible assets	1,359	2,245
Reinsurance recoverable	2,284	2,289
Other assets	1,370	2,029
Separate account assets	7,875	7,369
Securitization and certain other FIN 46 entities	1,173	—

Total assets	$97,065	$109,339

Liabilities and Shareholder’s Interest
Liabilities:
Future annuity and contract benefits	$58,748	$72,953
Liability for policy and contract claims	2,766	3,491
Other policyholder liabilities	1,075	1,372
Other liabilities	6,929	5,700
Short-term debt	1,686	1,850
Long-term debt	485	1,002
Separate account liabilities	7,875	7,369
Securitization and certain other FIN 46 entities	1,112	—

Total liabilities	80,676	93,737

Minority interest in and equity of consolidated subsidiaries	261	341

Shareholder’s interest:
Net unrealized investment gains	1,117	1,204
Derivatives qualifying as hedges	(66)	(98)
Foreign currency translation adjustments	6	(170)

Accumulated non-owner changes in equity	1,057	936
Common stock	—	—
Additional paid-in capital	6,953	6,953
Retained earnings	8,118	7,372

Total shareholder’s interest	16,128	15,261

Total liabilities and shareholder’s interest	$97,065	$109,339

See Notes to Condensed, Consolidated Financial Statements.

Item 1. Financial Statements (continued).

GE FINANCIAL ASSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed, Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities
Net earnings	$746	$683
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in reserves	(287)	1,927
Cumulative effect of change in accounting principle, net of tax	—	380

Other, net	890	564

Net cash provided by operating activities	1,349	3,554

Cash Flows From Investing Activities
Short term investment activity, net	(1,980)	208
Proceeds from sales, securitizations and maturities of investment securities and other invested assets	19,649	18,943
Principal collected on, and sale and securitizations of mortgage and policy loans	1,528	801
Purchases of investment securities and other invested assets	(21,897)	(26,839)
Mortgage and policy loan originations	(1,896)	(889)
Proceeds from sale of Japanese life insurance and U.S. Auto and Home businesses, net of cash sold	1,063	—

Net cash used in investing activities	(3,533)	(7,776)

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	8,513	8,304
Redemption and benefit payments on investment contracts	(6,198)	(5,176)
Net commercial paper borrowings	12	159
Proceeds from other short-term debt	418	1,967
Payments on other short-term debt	(293)	(1,870)
Cash received from acquisition of Saison Life Insurance Company Limited	—	2,406

Net cash provided by financing activities	2,452	5,790

Effect of Exchange Rate Changes on Cash	(30)	(257)

Increase in Cash and Cash Equivalents	238	1,311
Cash and Cash Equivalents at Beginning of Period	2,101	1,741

Cash and Cash Equivalents at End of Period	$2,339	$3,052

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

On August 29, 2003, we closed the previously announced sale of our Japanese life insurance and U.S. Auto and Home businesses to American International Group, Inc. (“AIG”). The sale resulted in a total after-tax loss of $67 million.

In April 2002, GE Edison Life Insurance Company (“GE Edison”) acquired Saison Life Insurance Company Limited (“Saison Life”) from Credit Saison Co., Ltd., Saison Group, Ltd. and its other shareholders (“Saison Acquisition”) for 7.8 billion yen, or approximately $61 million, representing 12.8 billion yen of payments to shareholders less 5.0 billion yen of contingent debt. On the date of acquisition, Saison Life had approximately $4.3 billion of assets, including $2.4 billion of cash and $1.9 billion of other assets, and $4.3 billion of liabilities and equity, including $82 million of perpetual subordinated debt (included in minority interest). Results of operations are reflected in condensed, consolidated financial statements from the date of acquisition through the date of sale of our Japanese life insurance business.

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

3.	A summary of changes in shareholder’s interest that did not result directly from transactions with the shareholder follows:

	Three Months Ended ** September 30,
	2003	2002
Net earnings	$122	$460
Unrealized gains (losses) on investment securities, net	(2,629)	1,171
Foreign currency translation adjustments	11	23
Derivatives qualifying as hedges	393	(8)

Total	$(2,103)	$1,646

	Nine Months Ended** September 30,
	2003	2002
Net earnings	$746	$683
Unrealized gains (losses) on investment securities, net	(87)	1,593
Foreign currency translation adjustments	176	7
Derivatives qualifying as hedges	32	77

Total	$867	$2,360

** -	The 2003 amounts include the impact of the sale of our Japanese life insurance and U.S. Auto and Home businesses to AIG.

4.	During the first quarter of 2003, we redefined our operating segments. Beginning in 2003, management realigned the business on a product line and market basis to intensify its focus on return on equity, optimal deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under five reporting segments corresponding to major products and markets: Retirement Income and Protection, Japan, Mortgage Insurance, Auto and Home Insurance, and Corporate and Other. September 30, 2002 and December 31, 2002 amounts have been reclassified to conform to the September 30, 2003 presentation.

The Retirement Income and Protection segment provides products that include investment products (including fixed and variable annuities, institutional stable value products and distribution of mutual funds), life insurance and long term care insurance. The Japan segment included life insurance, certain annuity products and supplemental health insurance provided in the Japanese market. The Mortgage Insurance segment provides protection to mortgage lenders against losses from mortgage defaults. The Auto and Home Insurance segment primarily provided private passenger auto insurance. Corporate and Other includes small group insurance, affinity marketing and consolidated special purpose entities, as well as other corporate activities.

The following is a summary of operating segment activity:

	Three Months Ended* September 30,
	2003	2002
Revenues
Retirement Income and Protection	$1,919	$1,890
Japan	379	554
Mortgage Insurance	151	174
Auto and Home Insurance	83	151
Corporate and Other	451	387

Total revenue	$2,983	$3,156

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle
Retirement Income and Protection	$216	$217
Japan	29	91
Mortgage Insurance	87	164
Auto and Home Insurance	(34)	15
Corporate and Other	50	20

Total earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$348	$507

	Nine Months Ended* September 30,
	2003	2002
Revenues
Retirement Income and Protection	$5,726	$5,419
Japan	1,643	1,682
Mortgage Insurance	474	574
Auto and Home Insurance	378	464
Corporate and Other	990	817

Total revenues	$9,211	$8,956

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle
Retirement Income and Protection	$684	$657
Japan	281	319
Mortgage Insurance	327	484
Auto and Home Insurance	(1)	52
Corporate and Other	5	(146)

Total earnings before income taxes, minority interest and cumulative effect of change in accounting principle	$1,296	$1,366

*	Includes operating activity through August 29, 2003 for the Japanese life and U.S. Auto and Home businesses sold to AIG.

The following is a summary of assets by operating segment:

	September 30, 2003	December 31, 2002
Assets
Retirement Income and Protection	$78,587	$75,421
Japan	—	20,957
Mortgage Insurance	3,977	4,618
Auto and Home Insurance	—	1,580
Corporate and Other	14,501	6,763

Total assets	$97,065	$109,339

In connection with the sale of our Japanese life insurance and U.S. Auto and Home businesses to AIG, which comprised a majority of our Japan and Auto and Home segments, we have reclassified the remaining portions of those segments to the Corporate and Other segment. Total assets reclassified at September 30, 2003 were approximately $62 million.

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

The result of testing our goodwill for impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $539 million ($380 million after tax), which is reported in the caption “Cumulative effect of change in accounting principle, net of tax.” All of the charges relate to the Auto and Home Insurance segment. The primary factor resulting in the impairment charge was increased competition in the auto insurance industry. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows.

Intangibles Subject to Amortization

	At September 30, 2003 (a)		At December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$3,982	$(2,829)	$4,617	$(2,648)
All other	604	(398)	630	(354)

Total	$4,586	$(3,227)	$5,247	$(3,002)

(a)	Amounts have been adjusted to reflect $597 million of intangibles that have been disposed of in the sale of our Japanese and Auto and Home insurance businesses to AIG (see Note 1).

Amortization expense related to intangible assets, excluding goodwill, for the third quarter of 2003 and 2002 was $63 million and $81 million, respectively, and for the first nine months of 2003 and 2002 was $225 million and $263 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
PVFP, net	2003	2002	2003	2002
Beginning Balance	$1,113	$2,073	$1,969	$2,011
Accrued Interest (a)	14	20	46	52
Amortization	(61)	(85)	(227)	(246)
Disposals	—	—	(556)	—
Effect of unrealized gain(loss) and other	87	29	(79)	220

Ending Balance	$1,153	$2,037	$1,153	$2,037

(a)-	Interest was accrued at a rate of 3.9% for the three month periods ended September 30, 2003 and 2002. Interest was accrued at a rate of 3.7% and 3.4% for the first nine months ended September 30, 2003 and 2002, respectively.

The estimated percentage of the December 31, 2002 net PVFP balance before the effect of unrealized investment gains or losses and adjusted for assets disposed of in the sale of our Japanese life insurance business to AIG (See Note 1), to be amortized over each of the next five years, is as follows:

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

Goodwill	Retirement Income and Protection	Japan	Mortgage Insurance	Auto and Home	Corporate and Other	Total
Balance, December 31, 2002	$1,148	$736	$22	$—	$430	$2,336
(a) Other	—	(736)	—	—	—	(736)

Balance, September 30, 2003	$1,148	$—	$22	$—	$430	$1,600

(a)	Other adjustments include final purchase accounting adjustments related to the Saison Acquisition and foreign exchange translation adjustments of $40 million, offset by a reduction of $(776) million of goodwill which has been disposed of in the sale of our Japanese life insurance business to AIG (See Note 1).

6.	We adopted FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” on July 1, 2003. Under FIN 46, a General Electric Capital Corporation (“GECC”) sponsored special purpose vehicle, which owned beneficial interests in certain of our qualified special purpose entities (“QSPEs”), was consolidated onto GECC’s books. As a result of such consolidation, over 90% of the beneficial interests in two QSPEs are now held by a related entity. As such, those two SPEs lost their qualifying status and had to be consolidated commensurate with Emerging Issues Task Force Issue 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold (“EITF 02-9”), in the third quarter of 2003.

While FIN 46 represents a significant change in accounting principles governing consolidation, it does not change the economic or legal characteristics of asset sales. Entities included in the caption “ Securitization and certain other FIN 46 entities,” are those that GECC sponsored and/or to which GECC provided financial support, but are not controlled by GECC or us. These entities were associated with asset securitization and other asset sales. Liabilities included in these entities under the caption “Securitization and certain other FIN 46 entities “ are not our legal obligations but will be repaid with cash flows generated by the related assets. As we no longer sell or securitize assets into these entities, the carrying amounts of assets and liabilities will decrease over time. Our July 1, 2003 consolidation of FIN 46 entities had no effect on previously reported earnings.

We included in the Condensed, Consolidated Statements of Current and Retained Earnings statement $21 million of revenue, $2 million of general expenses and $13 million of interest expense associated with these newly consolidated entities.

The following table summarizes the assets and liabilities associated with these newly consolidated entities that are included in our Corporate and Other segment for reporting purposes:

September 30, 2003
Assets
Cash	$26
Investment securities	673
Mortgage loans	453
Other assets	21

Total (a)	$1,173

Liabilities
Debt	$1,071
Other liabilities	41

Total	$1,112

(a)	Includes $55 million of former retained interests in securitized assets now consolidated

7.	At September 30, 2003, assets in entities that were either sponsored by GECC or to which GECC provided financial support amounted to $2.0 billion, compared with $1.9 billion at December 31, 2002. Of the total, $1.2 billion was held by entities that were consolidated and included in the balance sheet under the caption “Securitization and certain other FIN 46 entities” and $0.8 billion remained off balance sheet. New disclosure requirements related to off-balance sheet arrangements that become effective later this year encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with term securitization entities, as well as transactions with conduits that are sponsored by third parties. As we intend to continue to engage in transactions with both third party conduits and public market term securitizations, we expect securitization activity in these arrangements to increase over time. At September 30, 2003 assets in these entities, which are QSPEs, amounted to $1.6 billion as compared to $1.9 billion at December 31, 2002. The most meaningful analysis of securitization activity before FIN 46 adoption (primarily conducted through sponsored and supported entities) and activity subsequent to that adoption, is a comparison of total “securitized assets,” as follows:

	September 30, 2003	December 31, 2002
Receivables secured by:
Commercial mortgage loans	$1,275	$428
Fixed maturities	673	679
Other receivables	852	825

Total securitized assets	$2,800	$1,932

Assets in securitization and certain other FIN 46 entities	$1,173	$—
Off-balance sheet
Sponsored and supported	804	1,932
Other	823	—

Total securitized assets	$2,800	$1,932

8.	In July 2003 the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we intend to adopt on January 1, 2004. We are currently evaluating the effect of this statement on our financial statements, and we do not believe it will materially impact our financial statements.

9.	On October 8, 2003, our subsidiary GE Life and Annuity Assurance Company (“GE Life”) agreed in principle to settle the case entitled McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co. The McBride case was filed on November 1, 2000 in Georgia state court. On December 1, 2000, GE Life successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint was brought as a class action on behalf of current and former owners of certain universal life insurance policies of GE Life, and alleges improper practices in connection with the sale and administration of those universal life policies. GE Life vigorously denies liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve its differences with policyholders, GE Life agreed in principle on October 8, 2003 to settle the case on a nationwide class action basis. The settlement documents have not been finalized, nor has any proposed settlement been submitted to the proposed class and the United States District Court for approval, and a final settlement is not certain.

On a periodic basis, we evaluate and establish our best estimate of reserves for litigation and other contingencies. In connection with this litigation, we have accrued as a subsequent event an additional $50 million in reserves. While uncertainty exists, based on current information and circumstances, we believe that our reserve is within the range of reasonably foreseeable costs of bringing the matter to a conclusion.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Operating Results

Premiums decreased $165 million, or 9.5%, to $1,568 million for the three month period ended September 30, 2003 from $1,733 million for three month period ended September 30, 2002. Excluding the premium revenue of the Japanese life insurance and U.S. Auto and Home businesses sold to AIG, premiums decreased $30 million, or 2.5%, to $1,181 million for the three month period ended September 30, 2003 from $1,211 million for the three month period ended September 30, 2002. The decrease was primarily due to declines in immediate annuities, term and whole-life insurance products, (associated with our focus on higher margin products, capital management initiatives, and competitive factors) and increases in lapse rates on mortgage insurance products partially offset by an increase in sales of long-term care contracts.

Net investment income decreased $7 million, or 0.7%, to $1,046 million for the three month period ended September 30, 2003 from $1,053 million for the three month period ended September 30, 2002. The decrease was primarily attributable to lower levels of average invested assets ($80.2 billion for the three month period ended September 30, 2003 vs. $80.4 billion for the three month period ended September 30, 2002) resulting from the sale of the Japanese life insurance and U.S. Auto and Home businesses to AIG. The decrease was partially offset by an increase in weighted average yields to 5.40% for the three month period ended September 30, 2003 from 5.29% for the three month period ended September 30, 2002.

Net realized investment gains (losses) decreased $154 million to a loss of $11 million for the three month period ended September 30, 2003 from $143 million for the three month period ended September 30, 2002. Investment gains are comprised of gross investment gains and gross investment (losses). For the three month period ended September 30, 2003, gross gains and (losses) were $135 million and $(146) million, respectively. For the three month period ended September 30, 2002, gross gains and (losses) were $556 million and $(413) million, respectively. In the third quarter of 2003, realized gains included $43 million from the securitization of certain financial assets. Partially offsetting the gains in the third quarter of 2003 were impairments of $40 million primarily related to debt securities. Impairment losses for the three month period ended September 30, 2002 were $92 million. Included in the gains in 2002 were $114 million related to our sale of assets in connection with a securitization transaction conducted by GECC.

Other income increased $153 million, or 67.4%, to $380 million for the three month period ended September 30, 2003, from $227 million for the three month period ended September 30, 2002. In the third quarter of 2003, other income included $133 million from the sale of our Japanese life insurance and U.S. Auto and Home businesses to AIG. Excluding the other income of the Japanese life insurance and U.S. Auto and Home businesses sold to AIG, other income increased $24 million, or 12%, to $224 million for the three month period ended September 30, 2003 from $200 million for the three month period ended September 30, 2002. The increase is primarily related to interest income associated with securitization and certain other entities consolidated in accordance with FIN 46.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claims costs incurred during the year under these contracts and mortgage insurance and property and casualty products. These amounts increased $38 million, or 2.5%, to $1,559 million for the three month period ended September 30, 2003 from $1,521 million for the three month period ended September 30, 2002. Excluding the benefits and other changes in policy reserves of the Japanese life insurance and U.S. Auto and Home businesses sold to AIG, these amounts increased $105 million, or 9.5%, to $1,211 million for the three month period ended September 30, 2003 from $1,106 million for the three month period ended September 30, 2002. Reserves on long-term care policies and structured settlements contributed to the increase which was partially offset by a decrease in benefits paid on term and whole-life insurance products.

General expenses decreased $23 million to $755 million for the three month period ended September 30, 2003 from $778 million for the three month period ended September 30, 2002. Excluding the general expenses of the Japanese life insurance and U.S. Auto and Home businesses sold to AIG, general expenses decreased $4 million, or 0.6%, to $617 million for the three month period ended September 30, 2003 from $621 million for the three month period ended September 30, 2002. The decrease was primarily related to lower general and administrative expenses. This decrease was substantially offset by a reserve accrual associated with a settlement agreement in principle that we reached on October 8, 2003 in connection with a putative class action lawsuit which was recorded during the quarter as a subsequent event.

Amortization of intangibles decreased $18 million, or 22.2%, to $63 million for the three month period ended September 30, 2003 from $81 million for the three month period ended September 30, 2002. Excluding the amortization of intangibles of the Japanese life insurance and U.S. Auto and Home businesses sold to AIG, amortization of intangibles increased $13 million, or 76.5%, to $30 million for the three month period ended September 30, 2003 from $17 million for the three month period ended September 30, 2002. Our significant intangible asset for this expense element consists of the present value of future profits (“PVFP”), representing the estimated future gross profit in acquired insurance and annuity contracts. Other intangibles subject to amortization include software and licenses. The increase is primarily related to PVFP amortization which fluctuates based on the emergence of profits.

Provision for income taxes increased $178 million to $225 million for the three-month period ended September 30, 2003 from $47 million for the comparable period ended September 30, 2002. The Company’s effective tax rate of 64.7% for the three-month period ended September 30, 2003 was 55.4 percentage points higher than the effective tax rate of 9.3% for the comparable period ended September 30, 2002. This increase is attributable primarily to the sale of our Japanese life insurance business in 2003 and the 2002 favorable settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Operating Results

Premiums increased $173 million, or 3.5%, to $5,080 million for the first nine months of 2003 from $4,907 million for the first nine months of 2002. Excluding the premiums of the Japanese life insurance and U.S. Auto and Home businesses sold to AIG, premiums increased $139 million, or 4%, to $3,582 million for the first nine months of 2003 from $3,443 million for the first nine months of 2002. Continued growth in the number of long-term care contracts in force and higher sales of life contingent structured settlements contributed to the increase. These increases were partially offset by decreases in sales of whole-life insurance policies, immediate annuities, (associated with our focus on higher margin products, capital management initiatives, and competitive factors) and higher lapse rates on mortgage insurance products as well as an increase in premiums ceded for mortgage captive reinsurance programs.

Net investment income increased $111 million, or 3.5% to $3,312 million for the first nine months of 2003 from $3,201 million for the first nine months of 2002. The increase was primarily attributable to higher levels of average invested assets ($82.8 billion in the first nine months of 2003 vs. $77.3 billion in the first nine months of 2002). This increase was partially offset by a decrease in weighted average yields to 5.44% for the first nine months of 2003 from 5.51% for the first nine months of 2002 due to the overall declining interest rate environment.

Net realized investment gains(losses) decreased $133 million for the first nine months of 2003 and 2002. Investment gains are comprised of gross investment gains and gross investment (losses). For the first nine months of 2003, gross gains and (losses) were $487 million and $(497) million, respectively. For the first nine months of 2002, gross gains and (losses) were $1,073 million and $(950) million, respectively. Included in these gains in 2003 was a $43 million gain related to the securitization of certain financial assets. Realized losses in 2003 include $191 million of impairments, primarily related to debt and equity securities. Realized losses in 2002 include our portfolio losses on securities issued by WorldCom, Inc. and its affiliates of $167 million ($110 million net of tax). Included in the gains in 2002 were $114 million related to our sale of assets in connection with a securitization transaction conducted by GECC. In 2002, realized gains also included $29 million from the securitization of certain financial assets (not including the gains associated with the securitization transaction conducted by GECC).

Other income increased $104 million, or 14.3%, to $829 million in the first nine months of 2003 from $725 million in the first nine months of 2002. The increase in the first nine months of 2003 was primarily attributable to a $133 million pre-tax gain from the sale of the Japanese life insurance and U.S. Auto and Home businesses and an increase in interest income associated with securitization and certain other entities consolidated in accordance with FIN 46.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-

duration life and health insurance products as well as claims costs incurred during the year under these contracts and mortgage insurance and property and casualty products. These amounts increased $376 million, or 8.7%, to $4,703 million for the nine month period ended September 30, 2003 from $4,327 million for the nine month period ended September 30, 2002. Excluding the benefits and other changes in policy reserves of the Japanese life insurance and U.S. Auto and Home businesses sold to AIG, benefits and other changes in policy reserves increased $360 million, or 11.5%, to $3,479 million for the first nine months of 2003 from $3,119 for the first nine months of 2002. Reserves and benefits paid increased for structured settlements and long-term care insurance products.

General expenses decreased $36 million to $2,166 for the nine month period ended September 30, 2003 from $2,202 for the nine month period ended September 30, 2002. Excluding the general expenses of the Japanese life insurance and U.S. Auto and Home businesses sold to AIG, general expenses decreased $99 million, or 5.5%, to $1,711 million for the first nine months of 2003 from $1,810 million for the first nine months of 2002. The decrease was primarily related to lower commission and general and administrative expenses, partially offset by a reserve accrual associated with a setttlment in principle that we reached on October 8, 2003 in connection with a putative class action lawsuit which was recorded during the quarter as a subsequent event.

Amortization of intangibles decreased $38 million, or 14.5%, to $225 million for the first nine months of 2003 from $263 million for the first nine months of 2002. Excluding the amortization of intangibles of the Japanese life insurance and U.S. Auto and Home businesses sold to AIG, amortization of intangibles increased $9 million, or 8.2%, to $119 million for the first nine months of 2003 from $110 million for the first nine months of 2002. Our significant intangible asset for this expense element consists primarily of PVFP, as well as software and licenses. The increase is primarily related to PVFP amortization which fluctuates based on the emergence of profits.

Provision for income taxes increased $247 million or 82.3% to $547 million for the nine-month period ended September 30, 2003 from $300 million for the comparable period ended September 30, 2002. The Company’s effective tax rate of 42.2% for the nine-month period ended September 30, 2003 was 20.2 percentage points higher than the effective tax rate of 22.0% for the comparable period ended September 30, 2002. This increase is attributable primarily to the sale of our Japanese life insurance business in 2003, and the 2002 favorable settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts.

Financial Condition

Total assets decreased $12.3 billion, or 11.2%, at September 30, 2003 from December 31, 2002. The decrease primarily resulted from the sale of our Japanese life insurance and U.S. Auto and Home businesses. Total investments decreased $11.1 billion or 13.2%. The decrease primarily resulted from the sale of our Japanese life insurance and U.S. Auto and Home businesses, which held investments totaling $17.9 billion. Absent this sale, investment securities would have increased $6.8 billion. The increase that would have occurred absent the sale is primarily related to the appreciation in market value of existing investments securities as well as net purchases of securities funded by operating cash flows, cash received under securities lending programs and net investment income, partially offset by mortgage and policy loan repayments. Assets other than investments decreased $1.2 billion. This decrease primarily resulted from the sale of our Japanese life insurance and U.S. Auto and Home businesses which was partially offset by $1.2 billion of assets associated with securitization and certain other entities recorded in the third quarter in accordance with FIN 46.

Total liabilities decreased $13.1 billion, or 13.9%, at September 30, 2003 from December 31, 2002. The decrease primarily resulted from the sale of our Japanese life insurance and U.S. Auto and Home businesses which was partially offset by $1.1 billion associated with liabilities of securitization and certain other entities recorded in the third quarter in accordance with FIN 46. Future annuity and contract benefits decreased $14.2 billion or 19.5%. The decrease was primarily the result of the sale of our Japanese life insurance and U.S. Auto and Home businesses which had future annuity and contract benefits of $16.5 billion. Absent the sale, future annuity and contract benefits would have increased approximately $2.3 billion, or 3.1%, at September 30, 2003 from December 31, 2002. This increase is primarily the result of growth in our structured settlement, variable annuity and whole life type contracts.

During the quarter ended September 30, 2003, General Electric Mortgage Insurance Corporation (“GEMICO”), a wholly owned subsidiary and our lead mortgage insurance company, requested that its counterparty credit and financial strength ratings be lowered from AAA/Aaa to AA/Aa2. GEMICO made this request to position its U.S. business to operate at capital levels consistent with AA/Aa2 credit ratings. This change improves GEMICO’s capital efficiency and return on equity while still maintaining a conservative risk-to-capital ratio. We do not believe these actions will materially affect our liquidity or capital resources or the ability to write future business.

Portfolio Quality

We principally invest in fixed maturity instruments. The aggregate value of our debt and equity investments was $61.6 billion at September 30, 2003 as compared to $74.0 billion at December 31, 2002. Gross unrealized gains and (losses) were $2.9 billion and $(0.8) billion, respectively, at September 30, 2003. Gross unrealized gains and (losses) were $3.5 billion and $(1.5) billion, respectively, as of December 31, 2002. Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of intangible and other insurance related assets, could be as much as $0.8 billion.

We regularly review the investment securities in our portfolio for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of the securities in our portfolio with unrealized losses at September 30, 2003, approximately $95 million of portfolio value is at risk of being charged to earnings over the next 12 months. Impairment losses recognized for the first nine months of 2003 were $191 million, primarily related to corporate debt securities. Impairment losses recognized for the three month period ended September 30, 2003 were $40 million, primarily related to corporate debt securities.

Forward Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts as well as statements identified by words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” or words of similar meaning. These statements are based on our current beliefs or expectations and are inherently subject to significant uncertainties and changes in circumstances, many of which are beyond our control. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

Item 4. Controls and Procedures

As of September 30, 2003, under direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company, like other insurance companies, is involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on the Company’s Condensed Consolidated Financial Statements.

On October 8, 2003, our subsidiary GE Life and Annuity Assurance Company (“GE Life”) agreed in principle to settle the case entitled McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co. The McBride case was filed on November 1, 2000 in Georgia state court. On December 1, 2000, GE Life successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint was brought as a class action on behalf of current and former owners of certain universal life insurance policies of GE Life, and alleges improper practices in connection with the sale and administration of those universal life policies. GE Life vigorously denies liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve its differences with policyholders, GE Life agreed in principle on October 8, 2003 to settle the case on a nationwide class action basis. The settlement documents have not been finalized, nor has any proposed settlement been submitted to the proposed class and the United States District Court for approval, and a final settlement is not certain.

On a periodic basis, we evaluate and establish our best estimate of reserves for litigation and other contingencies. In connection with this litigation, we have accrued as a subsequent event an additional $50 million in reserves. While uncertainty exists, based on current information and circumstances, we believe that our reserve is within the range of reasonably foreseeable costs of bringing the matter to a conclusion.

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

On September 11, 2003, we filed a Current Report on Form 8-K reporting the sale of our Japanese life insurance and U.S. Auto and Home insurance business to AIG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE FINANCIAL ASSURANCE HOLDINGS, INC.
(Registrant)
Date: October 31, 2003
	By:	/s/ Richard P. McKenney
Richard P. McKenney,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 31, 2003
	By:	/s/ Jamie S. Miller
Jamie S. Miller
Vice President and Controller
(Principal Accounting Officer)